Form 10KSB
period 2000-12-31
NBOG BANCORPORATION INC
filed 2001-04-06
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000

Commission File Number 333-47280

NBOG BANCORPORATION, INC.
a Georgia corporation

(IRS Employer Identification No. 58-2554464)

1294 West Ridge Road, Suite E
Gainesville, Georgia 30501
(770) 297-8060

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:

None

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:

None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant is in the organization stage and has not yet commenced operations. Accordingly, the Registrant has no revenues to report for the fiscal year ended December 31, 2000.

As of March 28, 2001, the Registrant has not completed its initial public offering and, as a result, does not yet have non-affiliate shareholders. As of such date, no organized trading market existed for the common stock of the Registrant. For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 28, 2001: 20 shares of common stock, no par value (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes No X

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Bank (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statement contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.

PART I
Item 1.	Description of Business.
A.	Business Development.

NBOG Bancorporation, Inc. (hereinafter, the "Company" or the "Registrant") was incorporated as a Georgia corporation on June 20, 2000, to serve as a bank holding company for The National Bank of Gainesville ("NBG Bank"), a national bank in organization. The Company plans to use between $6,000,000 to $9,000,000 of the proceeds of its initial public offering, which is still underway, to capitalize NBG Bank. In the event of a successful initial public offering (i.e. the Company receives subscriptions for the minimum amount of proceeds of $6,250,000), NBG Bank will issue all of its common stock to the Company, and the Company will become NBG Bank's sole shareholder. Initially, NBG Bank will be the Company's sole operating subsidiary. As of March 28, 2001, the Company has received subscriptions for $3,180,750, of which $875,000 has been subscribed to by the nine organizers. The Company has applied to the Federal Reserve and the Georgia Department of Banking Finance (the "Georgia Department") for prior approval to become a bank holding company. If these agencies grant the necessary approvals, the Company will become a bank holding company within the meaning of the Bank Holding Company Act of 1956, as currently in effect, and the Georgia Bank Holding Company Act upon its purchase of NBG Bank's common stock.

The Company filed applications on behalf of NBG Bank with the Office of the Comptroller of the Currency ("OCC") and with the Federal Deposit Insurance Corporation ("FDIC") on September 25, 2000, for authority to organize as a national bank with federally insured deposits. NBG Bank will not be authorized to conduct its banking business until it obtains a charter from the OCC. The issuance of the charter will depend, among other things, upon NBG Bank's receipt of at least $6,000,000 in capital from the Company and upon compliance with other standard conditions expected to be imposed by the FDIC and the OCC. These conditions are generally designed to familiarize NBG Bank with certain operating requirements and to prepare the Company to begin business operations. The OCC requires that a new national bank obtain a charter and open for business within 18 months after receipt of preliminary approval from the OCC. As of March 28, 2001, the Company has received preliminary approval of its applications with the OCC and the FDIC.

B.	Business
1. Business Strategy.

NBG Bank's philosophy will be to operate as a community bank emphasizing prompt, personalized customer services to individuals and businesses that prefer community-oriented banking. More specifically, the Company plans to implement the following operating strategies:

  Position NBG Bank as a community bank focused on providing high-quality, personalized service. The Company hopes to establish and grow its customer base by attracting customers whose banking relationships have been disrupted by the ongoing consolidation of the banking industry.

  NBG Bank will strive to hire a highly-trained and seasoned staff that can respond to individual customer needs, although this may result in higher personnel costs than typically experienced by similar financial institutions.

  The Company will capitalize on NBG Bank's senior management's extensive experience in the banking industry as well as substantial business and banking contacts in Hall County, Georgia. The Company expects that the directors will bring substantial business and banking contacts to NBG Bank as a result of their experience and involvement. See "Initial Directors and Executive Officers," on page 15.

  The Company will structure NBG Bank's range of services, pricing strategies, interest rates paid and charged, and hours of operation to attract target customers and increase market share. NBG Bank will strive to offer small businesses, professionals, entrepreneurs and consumers the best loan services available, while charging aggressively for such services and using technology and engaging third-party service providers to perform certain functions at a lower cost to increase fee income.

  The Company intends for all of its officers and directors to remain active in the Gainesville and Hall County communities, with their continued active community involvement serving to promote NBG Bank and its products and services.

  The Company will use media services such as local newspapers, radio advertisements during peak driving times, direct mail campaigns, and television to promote NBG Bank's products and services.

2. Products and Services

NBG Bank will offer a full range of deposit services that are traditionally available at most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts will be available. NBG Bank will solicit these accounts from individuals, businesses, associations, and governmental authorities.

Credit Services. Given the current market needs and the opportunity to enhance activities of existing institutions, NBG Bank expects to concentrate its credit services in four areas: small to mid size business lending, commercial and residential real estate development, home mortgages and consumer lending.

    Small Business Lending. NBG Bank expects to focus its commercial lending on small to medium size businesses located in or serving NBG Bank's primary service area. NBG Bank considers "small businesses" to include commercial, professional and retail businesses with annual gross sales or less than $15 million of annual operating costs of less than $ 3 million. Commercial lending includes loans to entrepreneurs, professionals, small to medium retail businesses.

Small business products include:

    Working capital and lines of credit;

    Business term loans to purchase fixtures and equipment, for site acquisition or business expansion;

    Inventory, accounts receivable and purchase order financing;

    Construction loans for owner occupied buildings; and

    Leasing and factoring through a third-party vendor. (The vendor has not been identified.)

With the first three product categories, NBG Bank plans to place particular emphasis on loans of less than $500,000, averaging under $300,000.

Within small business lending, NBG Bank plans to focus on niches in the market and, also, expects to offer small business loans utilizing government enhancements such as the Small Business Administration programs.

    Real Estate-Related Lending. NBG Bank expects to focus its real estate-related activity in five areas: (1) commercial and residential real estate development loans, (2) home improvement loans, (3) home equity lines, (4) conforming and nonconforming mortgages and (5) owner occupied commercial real estate loans. Real estate-related products include:

      home mortgage loans (conventional, FHA/VA and non-conforming) to 1-4 owner-occupied homes;

      home mortgage loans for manufactured housing;

      home improvement loans;

      acquisition loans, 1-4 unit owner-occupied homes and similar programs with the Federal National Mortgage Program ("Fannie Mae"), and Federal Home Loan Mortgage Corporation ("Freddie Mac");

      home equity loans;

      acquisition and development (A & D) loans for residential and manufactured housing subdivisions, multi-family construction loans;

      construction and permanent lending for investor owned property on a pre-lease basis; and

      construction and permanent lending for commercial (owner occupied) property.

    Consumer Lending. NBG Bank intends to offer small consumer loans to customers in its primary service area.

Consumer lending products include:

    Home improvement loans,

    Automobile and boat loans, and,

    Installment loans (secured and unsecured).

NBG Bank will offer a full range of short- to medium- term commercial and consumer loans, including both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. NBG Bank will offer government guaranteed loans under the Small Business Administration loan program. After origination of these loans, NBG Bank will sell the guaranteed portion of the loan (approximately 75%) resulting in gains on the sale. In addition, NBG Bank will retain the servicing rights to these loans that will generate servicing income on the portion sold. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. NBG Bank will also offer permanent mortgage loans through an alliance with a mortgage company.

2. Other Services.

In addition to deposit and loan services, NBG Bank will offer banking, cash management services, investment sweep accounts, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. NBG Bank will be a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States and in various cities worldwide. NBG Bank will also offer VISA and MasterCard credit cards and merchant credit card processing to NBG Bank's customers through third party vendors. NBG Bank will be reviewing opportunities for offering Internet banking services and expects to provide appropriate services through third party vendor relationships.

3. Lending Policies

NBG Bank will have an initial legal lending limit of approximately $900,000. The lending strategy of NBG Bank will be to make loans primarily to persons who reside, work or own property in the Hall County market. Unsecured loans normally will be made only to persons who maintain depository relationships with NBG Bank. Secured loans will be made to persons who are well established and have net worth, collateral and cash flow to support the loan.

NBG Bank will provide each lending officer with written guidelines for lending activities. Lending authority will be delegated by the Board of Directors of NBG Bank to loan officers, each of whom will be limited in the amount of secured and unsecured loans which they can make to a single borrower or related group of borrowers. All loans in excess of an amount to be established by the Board of Directors will require the approval of the loan committee of the Board of Directors.

Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It will be NBG Bank's policy to secure these loans with collateral in most cases. Many of NBG Bank's commercial loans will be secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and subject to wide fluctuation, depending upon economic conditions.

The inter-agency guidelines adopted by federal bank regulators, including the Comptroller of the Currency, mandate that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. NBG Bank will adopt these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans as set forth below, although NBG Bank may make exceptions to the maximum guidelines, which exceptions must be accounted for and tracked.

On at least an annual basis, all significant relationships and a random sampling of other loans will be reviewed by the Loan Committee of the Board of Directors of NBG Bank. Past due loans will be reviewed at least weekly by lending officers and by the senior credit officer, and the Board of Directors will review a summary report monthly.

4. Asset Management Policies

A committee composed of officers and directors of NBG Bank will be charged with managing NBG Bank's assets and liabilities. The committee will attempt to manage asset growth, liquidity and capital in order to optimize income and reduce interest rate risk. The committee will direct NBG Bank's overall acquisition and allocation of funds. At quarterly meetings, the committee will review and discuss the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

NBG Bank's investment policy will be to optimize income, consistent with liquidity, asset quality and regulatory constraints. The policy will be reviewed from time to time by the Board of Directors of NBG Bank. Individual transactions, portfolio composition and performance will be reviewed and approved monthly by the Board of Directors or a committee thereof. The President of NBG Bank will implement the policy and will report to the full Board of Directors of NBG Bank on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint.

NBG Bank will be required to purchase correspondent services offered by larger banks, including check collections, services relating to the purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. NBG Bank will sell loan participations to correspondent banks with respect to loans that exceed NBG Bank's lending limit. As compensation for services provided by a correspondent, NBG Bank may maintain certain balances with such correspondents in non-interest bearing accounts.

Market Opportunities and Competition

NBG Bank will primarily serve the Northeast Georgia market of Hall County, including Gainesville and five smaller municipalities. Hall County has a population of approximately 120,000 and encompasses 392 square miles. Lake Lanier, a man-made lake with 607 miles of shoreline, forms the county's western boundary. Gainesville, the county seat, is situated approximately 50 miles northeast of Atlanta and 100 miles southwest of Greenville, South Carolina. Despite its proximity to these two metropolitan areas, Hall County maintains its own identity as a regional center for shopping, medical services, education and manufacturing.

Hall County's aggregate annual personal income of $1.5 billion ranks it as the wealthiest non-metropolitan county in Georgia and the 27th wealthiest in the nation according to American Demographics magazine and the United States Bureau of Economic Analysis. It is noted for its low cost-of-living, competitive housing market, easily-accessible transportation systems, low tax rates and quality work force. Agriculture, especially poultry-related products and services, has historically dominated Hall County's economy, but the industry mix is rapidly diversifying due to tourism development around Lake Lanier and the construction of several industrial parks. Currently some 300 manufacturing and processing concerns have operations in the county, including 35 Fortune 400 firms.

The banking business is highly competitive. NBG Bank will compete as a financial intermediary with numerous other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. As of June 30, 2000, there were 39 offices of 12 banks operating and reporting deposits in Hall County of $1,835,000,000. Additionally, NBG Bank will compete with other financial institutions in Atlanta and Greenville, and it may also compete with Internet banks and financial institutions located throughout the United States for products such as large certificates of deposit. All of NBG Bank's competitors actively solicit business from residents of Hall County. Some of these institutions are not subject to the same degree of regulation as the Company will be and have greater resources than the Company will have available. The Company's profitability will depend on NBG Bank's ability to compete successfully. Some of NBG Bank's competitors have substantially greater resources and lending limits than NBG Bank and provide other services, such as extensive and established branch networks and trust services, that NBG Bank does not expect to provide initially. As a result of these competitive factors, NBG Bank may have to pay higher rates of interest to attract depositors or extend credit with lower interest rates to attract borrowers.

Supervision and Regulation of the Company
General

The Company is in the process of becoming a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as currently in effect. The Company submitted its applications to the Federal Reserve and the Georgia Department in February 2001 and is awaiting approval from the Federal Reserve. The 30-day waiting period required by the Georgia Department ended on March 31, 2001, and the Company expects final approval of that application shortly thereafter. The Company is required to file financial information with the Federal Reserve periodically and are subject to periodic examination by the Federal Reserve.

The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

    it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control;

    it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and

    it may merge or consolidate with any other bank holding company.

In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

The Company must also register and file periodic information with the Georgia Department. As part of this registration, the Georgia Department requires information regarding the Company's financial condition, operations, management, and inter-company relationships and the financial condition, operations, management, and inter-company relationships of the Company's subsidiary banks. The Georgia Department may also require other information that is necessary to insure that provisions of Georgia law and the regulations and orders issued by the Georgia Department have been complied with, and the Georgia Department may examine the Company and the Company's subsidiary banks.

The Company is an "affiliate" of NBG Bank under the Federal Reserve Act which imposes certain restrictions on loans by NBG Bank to the Company,

    NBG Bank's investment in the Company's stock or securities,

    NBG Bank's taking the stock or securities of an "affiliate" as collateral for loans by NBG Bank to a borrower and

    NBG Bank's purchase of assets from the Company.

Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

NBG Bank will be a national bank chartered under the National Bank Act and will be subject to the supervision of, and is regularly examined by, the OCC. The OCC regulates or monitors all areas of NBG Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates, and establishment of branches. Interest and certain other charges collected or contracted for by NBG Bank are also subject to state usury laws or federal laws concerning interest rates. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

NBG Bank will be insured by the FDIC. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provisions having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the development or continuance of unsound and unsafe banking practices.

    the total of NBG Bank's net profits (as defined and interpreted by regulation) for that year, plus

    NBG Bank's retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

Monetary Policy

The results of operations of NBG Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of NBG Bank.

Capital Adequacy

The OCC and the Federal Reserve have implemented risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have a minimum level of total capital (as defined) to risk-weighted assets of 8%;

    a minimum Tier 1 Capital (as defined) to risk-weighted assets of 4%; and

    a minimum shareholders' equity to risk-weighted assets of 4%.

In addition, the Federal Reserve and the OCC have established a minimum 3% leverage ratio of Tier 1 Capital to total assets for the most highly-rated banks and bank holding companies. "Tier 1 Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve or the OCC. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

In addition, NBG Bank is subject to the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991. The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The OCC and the Federal Reserve have adopted regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, which place financial institutions in the following five categories based upon capitalization ratios:

    a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%;

    an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%;

    an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%;

    a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and

    a "critically undercapitalized" institution has a leverage ratio of 2% or less.

Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The Federal Reserve regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

Employees

When the Company begins operations, NBG Bank will have approximately 12 full-time employees and 1 part-time employee. The Company does not expect that it will have any employees who are not also employees of NBG Bank.

Gary H. Anderson is the President and Chief Executive Officer of the Company and NBG Bank. He will be responsible for day-to-day management and leadership of all facets of NBG Bank's operation, consistent with the mission and goals of NBG Bank, within the policies and guidelines established by NBG Bank's board and consistent with all banking laws and regulations. He will have direct management responsibility for the other officers.

Upon the successful completion of the minimum offering, the Company intends to hire the following senior officers for the Coompany and NBG Bank:

Senior Vice President - Chief Financial Officer ("CFO"): The CFO will be responsible for financial planning and investments in accordance with policies set by the Investment Committee of the Board. The CFO will be responsible for regulatory reporting and financial controls as well as operations at NBG Bank, with direct management responsibility for accounting and operations. The CFO will be a member of the Investment Committee, but not a member of the Board.

Senior Vice President - Chief Lending Officer ("CLO"): The CLO will be responsible for all commercial and consumer lending activities of NBG Bank, within the guidelines and policies established by the Loan Committee. The CLO will have direct management responsibility for commercial and consumer loan officers and staff. The Chief Lending Officer will be a member of the Loan Committee, but not a member of the Board.

Item 2.	Description of Property.

Upon purchase of the site, NBG Bank will be located at the corner of Pearl Nix Extension and Dorsey Street in Gainesville, Georgia, operating initially out of a modular temporary office of approximately 2,200 square feet until the permanent facility is completed approximately one year later. The permanent facility will consist of approximately 7,000 square feet and will house NBG Bank's main banking facility and the Company's headquarters.

Item 3.	Legal Proceedings.

Neither the Company nor NBG Bank is a party to, nor is any of their property the subject of, any material pending legal proceeding that is not routine litigation that is incidental to the business or any other material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters.

The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 50,000,000 shares of the Common Stock. As of March 28, 2000, 20 shares of the Common Stock were issued and outstanding to 2 holders of record.

There is no established public trading market in the stock. In its current initial public offering, the Registrant is offering up to 1,000,000 shares of Common Stock at a price of $10.00 per share. The Registrant is not aware of any isolated other private sales of the Company's stock. As of March 28, 2001, the Company has received subscriptions in the amount of $3,181,750 for the purchase of its common stock.

The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from NBG Bank. The principal source of the Company's revenues will be dividends that NBG Bank pays to it as its sole shareholder. Statutory and regulatory limitations apply to NBG Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders.

As a national bank, NBG Bank is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by the Board of Directors in any year will exceed the total of NBG Bank's net profits (as defined and interpreted by regulation) for that year, plus

    NBG Bank's retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and NBG Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that the bank cease and desist from the unsafe or unsound practice. The Federal Reserve and the OCC have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of a bank's total capital in relation to its assets, deposits and such items. Capital adequacy considerations could further limit the availability of dividends to NBG Bank.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included elsewhere herein.

As of the date of this Annual Report on Form 10-KSB, the Company is in the organization stage and has not commenced operations requiring any meaningful discussion and analysis.

Item 7.	Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:

Independent Auditors' Report
Balance Sheets as of December 31, 1999 and 2000
Statements of Operations from inception, November 2, 1999 through December 31, 1999 and for the year ended December 31, 2000
Statements of Changes in Stockholder's Equity (Deficit) from inception, November 2, 1999 through December 31, 1999 and for the year ended December 31, 2000
Statements of Cash Flows from inception, November 2, 1999 through December 31, 1999 and for the year ended December 31, 2000
Notes to Financial Statements

NBOG Bancorporation, Inc.
Gainesville, Georgia

Audited Financial Statements
December 31, 2000

Letterhead of Francis & Co., CPAs

To the Board of Directors
NBOG Bancorporation, Inc.
Gainesville, Georgia

We have audited the accompanying balance sheets of NBOG Bancorporation, Inc., Gainesville, Georgia (the "Company") a development stage enterprise, as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the period from inception (November 2, 1999) to December 31, 1999 and for the calendar year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBOG Bancorporation, Inc, as of December 31, 2000, and 1999 and the results of its operations and its cash flows for the period from inception (November 2, 1999) to December 31, 1999 and for the calendar year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the organization stage and has not commenced operations. Also, as discussed in Note 1, the Company's future operations are dependent on obtaining capital through an initial stock offering and obtaining the necessary regulatory approvals. These factors and the expense associated with development of a new banking institution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amount of liabilities that might result from the outcome of this uncertainty.

Atlanta, Georgia
February 22, 2001

NBOG Bancorporation, Inc. (A Development Stage Enterprise) Balance Sheets
December 31,
ASSETS	2000	1999
Cash Property and equipment, net Deferred registration costs Other Assets	$ 609 24,072 59,673 12,411	$ 2,943 - - - - - -
Total Assets	$ 96,765	$ 2,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Accounts payable Note payable	$ 3,791 237,540	$ 573 10,000
Total Current Liabilities	$241,331	$10,573
Commitments and contingencies (Note 4)

Stockholders' equity (Note 1):
Preferred stock, no par value,
10.0 million shares authorized,
no shares issued or outstanding
Common stock, no par value,
50.0 million shares authorized,
no shares issued or outstanding
Stock subscription receivable
(Deficit) accumulated during the development stage

	$ - - 200 (200) (144,566)	$ - - 200 (200) (7,630)
Total Stockholders' Equity	$ (144,566)	$ (7,630)
Total Liabilities and Stockholders' Equity	$ 96,765	$ 2,943
Refer to notes to the financial statements.

NBOG Bancorporation, Inc. (A Development Stage Enterprise) Statements of Operation
	For the year ended December 31, 2000	From inception. November 2, 1999. through December 31, 1999	From inception. November 2, 1999. through December 31, 2000
Revenues	$ - -	$ - -	$ - -
Expenses: Organizational expenses Salaries and benefits Depreciation expense Interest expense Rental expense Other expenses Conferences Telephone and utilities Travel and meetings	$ 52,581 50,999 5,656 7,610 4,690 5,417 2,492 3,901 3,590	$ 7,500 - - - - 130 - - - - - - - - - -	$ 60,081 50,999 5,656 7,740 4,690 5,417 2,492 3,901 3,590
Total expenses	$ 136,936	$ 7,630	$ 144,566
Net (loss)	$ (136,936)	$ (7,630)	$ (144,566)
Refer to notes to the financial statements.

NBOG Bancorporation, Inc. (A Development Stage Enterprise) Statements of Changes in Stockholders' Equity (Deficit) From Inception (November 2, 1999) through December 31, 2000
	Common Stock	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Total
Issuances of organizational shares Net (loss), 1999	$ 200 - -	$ (200) - -	$ - - (7,630)	$ - - (7,630)
Balance, December 31, 1999	$ 200	$ (200)	$ (7,630)	$ (7,630)
Net (loss) year ended December 31, 2000	$ - -	$ - -	$(136,936)	$(136,936)
Balance, December 31, 2000	$ 200	$ (200)	$(144,566)	$(144,566)
Refer to notes to the financial statements.

NBOG Bancorporation, Inc. (A Development Stage Enterprise) Statements of Cash Flows
For the year ended December 31, 2000	From inception. November 2, 1999. through December 31, 1999	From inception. November 2, 1999. through December 31, 2000
Cash flows from pre-operating activities of the development stage:

Net (loss)
Adjustments to reconcile
net (loss) to cash used
by pre-operation activities
of the development stage:
(Increase) in other assets
Increase in payables
and accruals
Depreciation
(Increase) in
registration costs
Net cash used by pre-operating
activities of the development
stage

	$ (136,936) (12,411) 3,218 5,656 (59,673) $(200,146)	$ (7,630) - - 573 - - - - $ (7,057)	$ (144,566) (12,411) 3,791 5,656 (59,673) $ (207,203)
Cash flows from investing activities: Purchase of fixed assets Net cash used in investing activities	$ (29,728) $ (29,728)	$ - - $ - -	$ (29,728) $ (29,728)
Cash flows from financing activities: Borrowings Net cash from financing activities	$ 227,540 $ 227,540	$10,000 $10,000	$237,540 $237,540
Net increase (decrease) in cash Cash, beginning of period Cash, end of period	$ (2,334) 2,943 $ 609	$ 2,943 - - $ 2,943	$ 609 - - $ 609
Supplemental disclosures of cash flow information Cash paid for: Interest Non-cash financing activity: Stock subscription receivable	$ 6,682 $ 200	$ 57 $ - -	$ 6,739 $ 200
Refer to notes to the financial statements.

Note 1 - Summary of Organization

NBOG Bancorporation, Inc., Gainesville, Georgia (the "Company") is a proposed one-bank holding company with respect to a de novo bank, The National Bank of Gainesville (In organization), Gainesville, Georgia (the "Bank"). Prior to the Company's incorporation on June 20, 2000, a group of organizers, on November 2, 1999 formed GSB LLC ("GSB") to facilitate in the initial process of organizing and forming both the Company and the Bank. On August 10, 2000, GSB merged with and into the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by GSB from inception have been transferred to the Company. Consequently, all financial transactions undertaken by GSB from inception until December 31, 2000 are reflected in the Company's financial statements as of and for the period ended December 31, 2000.

The Company obtained prior approvals from the Office of the Comptroller of the Currency (the "OCC") to charter the Bank and from the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. The Company intends to file an application for prior approval to form a bank holding company with the Federal Reserve Board (the "FRB"), and with the Georgia Department of Banking and Finance (the "GDBF").

The Company is authorized to issue up to 50.0 million shares of its no par value common stock ("Common Stock"). Each share is entitled to one vote and shareholders have no preemptive, cumulative voting or conversion rights.

The Company is also authorized to issue of up to 10.0 million shares of Preferred Stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of December 31, 2000, there were no shares of the Company's Preferred Stock issued or outstanding.

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 625,000 and maximum of 1,000,000 shares of its no par value Common Stock (the "Offering"). The sales price for each share of Common Stock is $10.00. All subscription proceeds will be held by an Escrow Agent pending acceptance of subscriptions, completion of the Offering, and the receipt of preliminary approvals from the OCC, FDIC, FRB, and the GDBF. If the sale of the minimum (625,000) shares of Common Stock is not accomplished by the expiration date, as extended, all subscriptions will be canceled and all proceeds returned without interest to the subscribers. If the sale of the minimum (625,000) shares of Common Stock is accomplished and all preliminary regulatory approvals obtained, the Company will capitalize the Bank and commence banking operations.

Note 1 - Summary of Organization (continued)

The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effects. These certain provisions include: (i) provisions relating to persons authorized to call a special meeting of shareholders; (ii) the ability of the Board of Directors to issue additional shares of authorized Preferred Stock without shareholder approval, thus retaining the ability to dilute any potential acquirer attempting to gain control by purchasing Company stock; (iii) a staggered Board of Directors, limiting the ability to change the members of the Board in a timely manner; and (iv) a provision that requires two-thirds the shareholders to approve mergers and similar transactions, and amendments to the Articles of Incorporation and Bylaws.

The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

Note 2 - Liquidity and Going Concern Considerations

As of December 31, 2000, the Company had a $500,000 unsecured line of credit to fund its pre-operating activities until such time as all regulatory approvals are obtained and pending the successful completion of the Offering. As of December 31, 2000, the outstanding balance on the above line of credit is $237,540, the maturity date is July 20, 2001, and the variable interest rate is at prime less 1/2%. The above line of credit is unsecured but is guaranteed by members of the Board of Directors.

Management believes the current available borrowing on the Company's line of credit is adequate to fund the anticipated costs to be incurred by the Company during its development stage, but the funding of banking operations is dependent on obtaining regulatory approvals and the successful completion of the Offering. Also, should the Company exercise the option to acquire the undeveloped lot (more fully described under Note 5) prior to obtaining all regulatory approvals and successfully completing the Offering, it may borrow additional funds to acquire the above lot.

Note 3 - Summary of Significant Accounting Policies

Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles for a development stage enterprise. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity (deficit) and net income (loss). Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash. The Company has adopted a fiscal year that ends on December 31, effective for the period ended December 31, 2000.

Organizational Expenses. Organizational expenses are costs that have been incurred in the expectation that they will generate future revenues or otherwise benefit periods after the Company reaches the operating stage. Organizational expenses generally include incorporation, legal and accounting fees incurred in connection with establishing the Company. In accordance with recent accounting pronouncements, all organizational expenses have been expensed when incurred.

Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the underwriting and issuance of its own Common Stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. In a successful offering, deferred registration costs are deducted from the Company's Common Stock account. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of December 31, 2000, no income taxes had been accrued since no taxable income had been generated.

Basic (Loss) Per Share. Per share data for the period from inception, November 2, 1999 through December 31, 2000 is not included since no shares were outstanding as of December 31, 2000.

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities.

Note 4 - Commitments and Contingencies

In connection with the Company's formation and the organization of its subsidiary Bank, the Company entered into an agreement with a bank consulting firm to assist it in preparing and filing all applications with the regulatory authorities (OCC, FDIC, FRB, GDBF). The cost of the above services is estimated to approximate $42,500. The Company also engaged a law firm to prepare and file all organizational and incorporation papers, as well as prepare a Registration Statement on Form SB-2. An accounting firm was engaged as well to audit and express an opinion on the Company's financial statements as of and for the period ended December 31, 2000. The law firm as well as the accounting firm are compensated for services rendered based on time spent to perform the services and the hourly rates of personnel involved.

On June 1, 2000 the Company entered into a one-year agreement to lease an office space from which it currently operates. The rental fee is $670 per month. This is a related-party transaction as the owner of the office space serves on the Company's Board of Directors.

On August 22, 2000, the Company entered into an employment agreement (the "Agreement") with the president and chief executive officer (the "CEO") of both, the Company and the Bank. The Agreement is effective on September 1, 2000 and covers a period of five years. At the end of the initial term of employment and at the end of each succeeding twelve-month period, the Agreement will be extended for a successive twelve-month period upon a review of the CEO's performance by the Company's Board. The CEO will receive a salary of $100,000 per year through the remainder of calendar year 2000, $105,000 per year beginning January 1, 2001 and until the Bank opens for business, and $125,000 per year thereafter. For each year after the Bank becomes profitable, the CEO may receive a cash bonus subject to attainment of certain performance criteria. Additionally, the CEO was granted options to acquire 12,000 shares of the Company's Common Stock at a price of fair market value or $10.00 per share, whichever is greater. The options are exercisable equally over five years beginning with the first day of the fiscal year in which the Bank becomes cumulatively profitable. In the event the Offering is unsuccessful and the Company abandons its efforts in establishing the Bank, the Agreement is terminated without further obligations. The CEO may be terminated for "cause" or "complete disability", as defined in the Agreement. In the event the CEO is terminated other than for "cause", he is entitled to certain compensation. As of December 31, 2000, the CEO was paid approximately $33,333 for services rendered during calendar year 2000.

Please refer to Note 6 for information concerning the purchase of a vacant lot located in Gainesville, Georgia.

Note 5 - Related Party Transactions

Members of the Board of Directors intend to subscribe for 87,500 shares of the Company's Common Stock. For each of the above shares acquired, members of the Board of Directors will receive a warrant. A warrant entitles its holder to purchase, at any time within ten years from the date the Bank opens for business, an additional share of the Company's Common Stock for $10.00. These warrants will vest for one-third (1/3) of the shares covered by the warrants on each anniversary of the date the Bank opened for business so long as the director has served continuously as a director of the Company/Bank from opening date until the particular anniversary and has attended a minimum of 75% of the Board's meetings. In the event of a change in control, the above warrants will vest immediately. The warrants may be subject to conditions imposed by regulators of the Company/Bank.

The Board of Directors approved the proposal for the 2000 Stock Option Plan (the "Proposed Plan"), which Proposed Plan is subject to shareholders' approval. The maximum number of options in the Proposed Plan will not exceed twenty percent (20%) of all shares to be sold in the Offering. The Proposed Plan permits the Board to grant stock options to eligible persons (employees and members of the Board) subject to conditions imposed by the Board.

Please refer to Note 2 concerning the $500,000 line of credit guaranteed by members of the Board.

Please refer to Note 4 concerning the Agreement with the CEO.

Please refer to Note 4 concerning the lease agreement with a member of the Board.

Please refer to Note 1 concerning the merger of GSB with and into the Company.

Note 6 - Subsequent Events

The applications with the OCC to charter the Bank and with the FDIC to insure the deposits up to $100,000 per depositor were approved subsequent to December 31, 2000 but prior to the issuance of this report.

Subsequent to December 31, 2000 but prior to the date of this report, the Company purchased approximately 1.03 acres of undeveloped land for $225,000. The Company intends to construct its main banking facility on the above property.

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 2000 and continues to use the independent accounting firm of Francis & Company, CPAs.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
A.	Directors and Executive Officers.

The following table provides biographical information for each director and executive officer of the Registrant. The Board is divided into three equal classes, with the term of each class staggered so that in any given year no more than one-third of the total Board membership shall stand for re-election. Board members are elected for a three-year term and serve until their successors are elected and qualified. Except as otherwise indicated, each individual has been or was engaged in his/her present or last principal occupation, in the same or a similar position, for more than five years.

Initial Directors and Executive Officers

The following table sets forth for the initial executive officers and members of the Board of Directors of both the Company and NBG Bank, (a) names and ages as of December 31, 2000; (b) positions with the Company and NBG Bank; (c) the number of shares of common stock they intend to purchase in this offering; (d) the percentage of outstanding such number of shares will represent in case of the minimum offering or maximum offering is being sold; and (e) the number of shares subject to warrants that they will receive whey they purchase common stock in this offering.

		Number of Shares and Percentage		Shares subject to Warrants or Options
Name and Age	Position(s) to be Held	Minimum Offering	Maximum Offering
Dr. Phillip W. Moery (52)	Chairman, Class I Director	10,000 (1.54%)	10,000 (1.00%)	10,000
Gary H. Anderson (48)	President and CEO, Class I Director	12,500 (1.92%)	12,500 (1.25%)	24,500(1)
Ann M. Palmour (62) (2)	Vice Chair, Class I Director	15,000 (2.31%)	15,000 (1.50%)	15,000
Paula M. Allen (61)	Class II Director	7,500 (1.15%)	7,500 (0.75%)	7,500
J. Darwin Allison, Jr. (44)	Treasurer, Class II Director	10,000 (1.54%)	10,000 (1.00%)	10,000
Shelley Palmour Anderson (35) (2)	Secretary, Class II Director	10,000 (1.54%)	10,000 (1.00%)	10,000
Kathy L. Cooper (27)	Class III Director	7,500 (1.15%)	7,500 (0.75%)	7,500
Anne L. Davenport (40)	Class III Director	5,000 (0.77%)	5,000 (0.50%)	5,000
Gilbert T. Jones, Sr. (63)	Class III Director	10,000 (1.54%)	10,000 (1.00%)	10,000

(1) Includes an option to purchase up to 12,000 shares to be granted to Mr. Anderson.

(2) Ann M. Palmour is the mother of Shelley Palmour Anderson.

Each of the above has been a director of the Company since June 20, 2000, and is a proposed director and officer (serving in the same capacity as at the Company) of NBG Bank. Under the Company's Articles of Incorporation, its directors serve staggered three-year terms, except that each initial Class I director will serve until the 2001 Annual Meeting, each initial Class II director will serve until the 2002 Annual Meeting and each Class III director will serve until the 2003 Annual Meeting.

Each proposed director of NBG Bank will serve until the first shareholders meeting of NBG Bank, which will be held shortly after NBG Bank receives its charter. The Company, as the sole shareholder of NBG Bank, will nominate each proposed director to serve as director of NBG Bank at that meeting to serve for a one-year term ending on the date of the Annual Meeting of the Company's shareholders.

The residential addresses of the above-named directors and executive officers are as follows:

Name Phillip W. Moery Gary H. Anderson Ann M. Palmour Paula M. Allen J. Darwin Allison, Jr. Shelley Palmour Anderson Kathy L. Cooper Anne L. Davenport Gilbert T. Jones, Sr.

Residential Address
3614 Hanover Drive, Gainesville, Georgia 30506
4006 Covey Trail, Oakwood, Georgia 30566
255 Sorrento Drive, Gainesville, Georgia 30506
1035 Farmhouse Road, Gainesville, Georgia 30506
2513 Bridgewater Drive, Gainesville, Georgia 30506
765 Holly Drive, Gainesville, Georgia 30501
4543 Union Church Road, Flowery Branch, Georgia 30542
3405 Nancy Creek Road, Gainesville, Georgia 30506
5718 Jim Crow Road, Flowery Branch, Georgia 30542

The business experience of each of the directors and executive officers is described below.

Phillip W. Moery has served as the Distinguished Callaway Professor of Economics and Finance at Brenau University in Gainesville, Georgia, since 1989. Dr. Moery is the Vice-Chairman of the Atlanta Economics Foundation, past president of the Atlanta Economics Club. Dr. Moery holds a Ph.D. in economics from the George Washington University in Washington, D.C.

Gary H. Anderson was an organizer, founding Director, President and CEO of Southern Heritage Bank in Oakwood, Hall County, Georgia, from 1997 to April 2000 and served as City Vice President of SunTrust Bank of Northeast Georgia, Gainesville, from 1981-1996. Overall, he has over 26 years of banking and lending experience in Hall County, Georgia. Mr. Anderson is a graduate of Gainesville College and The C & S Commercial Lending School.

Ann M. Palmour has been the owner of Palmour Properties, a real estate development company, since 1976. She has also served as Vice President of Cycle Products, a family owned motorcycle dealership, since 1997. She has been a member of the Junior League of Hall County for ten years and currently holds the position of Sustainer.

Paula M. Allen has been a principal of Allen & Associates, Inc., a real estate investment and management company, since 1973. She has served as President of Advance Study Club, Gateway Garden Club and North Georgia Doll Collectors' Club.

J. Darwin Allison, Jr. has served as President and Chief Executive Officer of A-1 Vaccinating, Inc., a poultry vaccinating company, since 1980. He is also a part owner of a real estate development company.

Shelley Palmour Anderson has served as President and been the owner of Shelley Palmour Insurance Agency, a State Farm insurance agency since 1990. She has served as a Trustee for the Gainesville College Foundation, Board member of the Quinlan Art Center and Associate Director and Ambassador for the Greater Hall Chamber of Commerce.

Kathy L. Cooper has served as the President of Cooper Family Enterprises, which owns and operates two poultry operations, a cattle farm, a Christmas tree farm/trim shop, a grading company and several multi-family rental properties, since 1985.

Anne L. Davenport has served as Vice President of Matthews Printing Company, a fifty-one year old commercial offset printing company, since 1984. She serves on the Board of Directors of the local American Heart Association of Hall County and on the Advisory Board to Prevent Child Abuse in Gainesville.

Gilbert T. Jones, Sr. has owned Great Southern Resource & Investment, Inc., a development and construction company, since 1985, retiring from active management in 1994. He has been semi-retired since 1994 but is still active in farming and investments. He has a LL.B. from the Woodrow Wilson College of Law.

Committees of the Boards of Directors

The Company's Board of Directors will establish the committees described below and may add additional committees as are necessary. The members of each committee will be the same for NBG Bank as they are for the Company.

  The Asset and Liability Management Committee will provide guidance to the Company and NBG Bank in balancing the yields and maturities in loans and investments to deposits. The committee will be comprised of members of the Board of Directors and the officers. The Chairman will be selected by the Board of Directors.

  The Audit and Compliance Committee will recommend to the Board of Directors the independent public accountants to be selected to audit the Company's and NBG Bank's annual financial statements and will approve any special assignments given to the independent public accountants. The Audit and Compliance Committee also reviews the planned scope of the annual audit, any changes in accounting principles, and the effectiveness and efficiency of the Company's and NBG Bank's internal accounting staff. Additionally, the Audit and Compliance Committee will provide oversight to the Company's and NBG Bank's compliance with regulatory rules and regulations, including the Community Reinvestment Act. The committee will be comprised of members of the Board of Directors. The Chairman will be selected by the Board of Directors.

  The Compensation Committee will establish remuneration levels for officers of the Company and NBG Bank, review management organization and development, review significant employee benefit programs, and establish and administer executive compensation programs, including, at the Board's discretion, the 2000 Stock Option Plan as described below. The committee will be comprised of members of the Board of Directors. The Chairman will be selected by the Board of Directors.

  The Loan Committee will review any loan request made by a potential borrower over a certain credit threshold for compliance with NBG Bank's lending policies and federal and state rules and regulations governing extensions of credit and decide whether to extend credit to the potential borrower. The committee will be comprised of members of the Board of Directors. The Chairman will be selected by the Board of Directors.

B.	Compliance with Section 16(a)

Because the Company had no class of equity securities registered pursuant to Section 12 of the Exchange Act during the period covered by this report, its securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.
Named Executive Officer.

The following table sets forth the compensation paid to the sole named executive officer of the Company for the Company's completed fiscal year:

SUMMARY COMPENSATION TABLE

As stated below, Gary H. Anderson, the Chief Executive Officer and President and sole employee of the Company, has been receiving a salary only since August 1, 2000.

	Annual Compensation			Long-Term Compensation
		Other Annual Compensation		Securities Restricted Stock Award(s)	Under-lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion ($)
Name and Principal ($) Position	Salary ($)	Bonus ($)	($)
Gary H. Anderson President and CEO	$33,333	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreement

Effective September 1 2000, the Company entered into an employment agreement with Mr. Anderson regarding his employment as the President and Chief Executive Officer of the Company. Under the terms of the employment agreement, Mr. Anderson will receive a salary of $100,000 per year through the remainder of 2000, $105,000 per year beginning January 1, 2001 and until NBG Bank opens for business, and $125,000 per year thereafter. At the end of each year of operation after NBG Bank becomes profitable, he may receive a cash bonus subject to the Bank exceeding certain performance targets which shall be determined annually by the Compensation Committee. The Company has granted Mr. Anderson stock options to purchase 12,000 shares, exercisable in installments of 2,400 shares over five years, beginning with the first day of the fiscal year in which NBG Bank becomes profitable on a cumulative basis. The exercise price is equal to the greater of the common stock's book value as of the beginning of each fiscal year or $10.00. The Company will also provide him with an automobile allowance of $500 per month, and such other benefits which are commensurate with his responsibilities and position.

The initial term of Mr. Anderson's employment commenced on September 1, 2000, and will continue until August 31, 2005. At the end of the initial term of employment and at the end of each succeeding twelve-month period, the agreement will be extended for a successive twelve-month period unless either party provides notice of his or its intent not to extend the agreement. If this offering is unsuccessful and the Company abandons its organizational efforts, neither the Company nor NBG Bank will have any further obligations under the agreement. Mr. Anderson also may be terminated by NBG Bank and the Company for "cause" (as defined in the agreement) and upon Mr. Anderson's death or "complete disability" (as defined in the agreement).

If Mr. Anderson is terminated other than for cause, the Company will be required to pay the compensation due under the agreement for a period of twelve months. In case Mr. Anderson's employment is terminated (other than for cause) within the first year after the occurrence of a change of control of NBG Bank, Mr. Anderson will be entitled to twelve months salary. If his employment is terminated (other than for cause) at a date which is more than one year after a change of control, Mr. Anderson will be entitled to twelve months salary for each year of employment with the Company, not to exceed three (3) years. Mr. Anderson will be prohibited from being employed in the banking business within Gainesville and Hall County for a period of twelve months from the date of termination for cause and six months from the date of termination for other than cause.

Directors' Compensation

The directors of the Company and NBG Bank will not be compensated separately for their services as directors until net profits of the Company and NBG Bank exceed the Company's net losses since inception on a cumulative basis.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

On March 28, 2001, the Company had 2 shareholders of record.

The following table sets forth share ownership information as of March 23, 2001, with respect to the Common Stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Common Stock, of each director and executive officer and of all directors and executive officers as a group:

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*
Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
Gary H. Anderson 4006 Covey Trail Oakwood, Georgia 30566	10	50%
Phillip W. Moery 3614 Hanover Drive Gainesville, Georgia 30506	10	50%
All directors and executive officers as a group	20	100%
  Information relating to beneficial ownership of the Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.
  The percentages are based on 20 shares of Common Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 28, 2001, by exercise of options and/or warrants.
Item 12.	Certain Relationships and Related Transactions.

Line of Credit

The Company was originally incorporated by GSB LLC, which in turn was organized by nine persons residing and doing business in Hall County, Georgia, who are shown herein as the initial directors and executive officers. GSB LLC was merged into the Company on August 18, 2000.

These nine organizers guaranteed a $500,000, one-year line of credit from The Bankers Bank to the Company which was granted on August 31, 2000. The Company has been using advances from this line of credit to pay expenses relating to the initial public offering and to the organization and pre-opening of the Company and NBG Bank. As of March 28, 2001, the Company owed $322,640 with respect to this line of credit.

If the initial public offering is unsuccessful (i.e. subscriptions for the Company's common stock do not reach the minimum amount of $6,250,000), the organizers, as guarantors, will be obligated to repay the line of credit. In recognition of the financial risk and their willingness to serve as directors without pay until NBG Bank becomes profitable on a cumulative basis, the Company has granted the organizers warrants to purchase shares of the Company's stock.. See "Organizers' Shares and Warrants" below.

Organizers' Shares and Warrants

The organizers, who comprise the Company's Board of Directors, intend to subscribe for 87,500 shares in this offering. They may, but are not obligated to, purchase additional shares if it is necessary to complete the minimum offering. Shares purchased in this offering by directors are being purchased for investment purposes and not for resale.

In recognition of the risk of loss to the directors of their equity investment and having to repay the pre-opening loan if the offering is not successful, as well as an incentive for them to serve as directors, each director will receive one warrant for each share purchased. Each warrant will entitle the organizer to purchase, at any time within ten years from the date NBG Bank opens for business, an additional share at $10.00 per share.

The warrants are not immediately exercisable. The right to exercise the warrants will vest for one-third (1/3) of the shares covered by the warrants on each anniversary of the date NBG Bank opened for business so long as the organizer has served continuously as a director of the Company and NBG Bank from its opening until the particular anniversary and has attended a minimum of 75% of the Board of Directors meetings during the period. However, all the warrants will become vested upon the change in control of NBG Bank, or a sale by NBG Bank of all or substantially all its assets. Whether the grant of warrants will occur at all, and the terms of the warrants, are still to be approved by the FDIC. One of the conditions for FDIC's approval is likely to be that the Company has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if, in the Board of Directors' opinion, the exercise is reasonably necessary in order to inject additional capital into NBG Bank.

The organizers will have received the warrants as consideration for taking financial risks and for serving as directors without compensation until NBG Bank is profitable. The Company anticipates that the organizers will be involved in the offering; however, the number of warrants to which each organizer becomes entitled will not be based on the number of shares sold by the organizer in the offering, but on the number of shares purchased by the organizer in the offering. Accordingly, the warrants should not be construed as compensation to the organizers for purposes of Rule 3a4-1 under the Securities Exchange Act.

The Company 's 2000 Stock Option Plan

The Company's 2000 Stock Option Plan provides the Company with the flexibility to grant the stock incentives described in this section of the prospectus to key employees, officers and directors of the Company and NBG Bank for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ of, the Company or NBG Bank. The Board of Directors has reserved for issuance under the plan that number of shares which is equal to 20% of the shares sold in this offering. The number of shares reserved for issuance may change in the event of a stock split, recapitalization, or similar event as described in the plan. The Board of Directors has the authority to amend, suspend or terminate the plan at any time.

The Company's Board of Directors will administer the plan; however, the Board may delegate administration to its Compensation Committee. (In that event, the Board will consider the standards contained in both Section 162(m) of the Internal Revenue Code of 1986, as currently in effect, and Rule 16b-3 under the Securities Exchange Act of 1934, as currently in effect, when appointing members to the Compensation Committee.) The Board or, as the case may be, the Compensation Committee, will have the authority to grant awards under the plan, and to adopt, amend and repeal such administrative rules, guidelines and practices relating the plan as it will deem advisable.

The plan permits the Board (or its delegate) to grant stock options to eligible persons on an individual basis to purchase common stock of the Company. The Board (or its delegate) determines, within the limits of the plan, the number of shares of common stock to be covered by each option, the exercise price and the conditions and limitations applicable to the exercise of each option. A holder of a stock option generally may not transfer such option during his or her lifetime, except as the Board (or its delegate) may otherwise determine.

The plan provides for incentive stock options and non-qualified stock options. The Board (or its delegate) will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option will be evidenced by a stock option agreement describing the material terms of the option. The Board (or its delegate) will establish the exercise price at the time it grants each option, and it will specify the terms and conditions of the option in the option agreement.

The terms of particular stock option awards may provide that they terminate, among other reasons, upon the holder's termination of employment or other status with the Company or NBG Bank, upon a specified date, upon the holder's death or disability, or upon the occurrence of a change in control of the Company. Stock option awards may grant exercise, conversion, or settlement rights to a holder's estate or personal representative if the holder dies or becomes disabled. The Board (or its delegate) will determine the effect on an option of the disability, death, retirement, authorized leave of absence or other change in the employment or other status of a participant.

The plan provides for a substitution of outstanding options with options issued by the acquiring company in case the Company is acquired in a merger, consolidation or share exchange. Unless the terms of the particular stock option award provide otherwise, all outstanding options become immediately exercisable upon the occurrence of certain "change in control" events, including if any such event is also a merger, consolidation or share exchange in which the Company is the acquired company.

The plan is subject to approval by the Company's shareholders at the Company's next Annual Meeting.

Lending and Other Matters

The Company anticipates that its directors and officers, and the businesses and other organizations with which they are associated, will have banking transactions in the ordinary course of business with NBG Bank. It will be the policy of NBG Bank that any loans or other commitments to those persons or entities will be made in accordance with applicable law and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons or entities of similar standing. All future transactions with affiliates will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of directors including a majority of disinterested directors.

In addition, each loan by NBG Bank to any officer, director or controlling person of NBG Bank or any of its affiliates may be made only in compliance with the following conditions:

The loan

    will be evidenced by a promissory note naming NBG Bank as payee and will contain an annual percentage rate which is reasonably comparable to that normally charged to non-affiliates by other commercial lenders for similar loans made in NBG Bank's locale;

    will be repaid according to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans made to non-affiliates in NBG Bank's locale;

    will be made only if credit reports and financial statements, or other reasonable investigation appropriate in light of the nature and terms of the loan and which meet the loan policies normally used by other commercial lenders for similar loans made to non-affiliates in NBG Bank's locale, show the loan to be collectible and the borrower a satisfactory credit risk;

    and the purpose of the loan and the disbursement of proceeds are reviewed and monitored in a manner comparable to that normally used by other commercial lenders for similar loans made in NBG Bank's locale.

Consulting Agreements

On September 29, 2000, the Company entered into an agreement with Southeast Financial Holdings, Inc. ("SFHI") pursuant to which SFHI will render consulting services to the Company in connection with the offering. Under this agreement, the Company will pay SFHO an initial fee of $5,000, payable at the inception, and a monthly fee of $15,000 for each month, beginning on October 23, 2000, of the agreement's duration, and will reimburse SFMHI for reasonable expenses incurred in connection with its services, not to exceed $500 per month. The term of this agreement is one month, but may be extended at the Company's discretion.

On May 31, 2000, the Company entered into a consulting agreement with Bank Resources, Inc. Under the consulting agreement, Bank Resources, Inc. has assisted in the preparation of the charter application and the application for FDIC deposit insurance for NBG Bank. It has also prepared the business plan and policies and procedures manual for NBG Bank. Bank Resources, Inc. will also assist in the preparation of the Company's and NBG Bank's applications to the Federal Reserve and the Georgia Department of Finance.

Under the consulting agreement, the Company will have paid Bank Resources, Inc. the aggregate of $42,500 in fees, as of the opening of NBG Bank for business.

Item 13.	Exhibits List and Reports on Form 8-K.
A.	Exhibits.
Exhibit Number	Sequential Description
3(i)	Articles of Incorporation of Registrant incorporated by reference to Exhibit 3(i) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.
3(ii)	Bylaws of Registrant, incorporated by reference to Exhibit 3(ii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.
10(i)

Employment Agreement dated August 22, 2000, among The National Bank of Gainesville (In Organization), NBOG Bancorporation, Inc. and Gary H. Anderson, incorporated by reference to Exhibit 10(ii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10(ii)	NBOG Bancorporation, Inc.'s 2000 Stock Option Plan, incorporated by reference to Exhibit 10(v) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.
10(iii)

Agreement commencing October 23, 2000 between NBOG Bancorporation, Inc. and Southeast Financial Holding, Inc., incorporated by reference to Exhibit 10(vii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10(iv)

Letter agreement dated May 31, 2000, between NBOG Bancorporation, Inc. and Bank Resources, Inc., incorporated by reference to Exhibit 10(viii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

21	Subsidiaries of Registrant
B.	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBOG BANCORPORATION, INC.
(the Company)

BY: __________________________________________
 Gary H. Anderson, President, CEO

Date: April 6, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Gary H. Anderson	President and Chief Executive Officer	April 6, 2001
Phillip W. Moery	Chairman	April 6, 2001
Ann M. Palmour	Vice Chairman and Director	April 6, 2001
Paula Allen	Director	April 6, 2001
J. Darwin Allison, Jr.	Director and Treasurer	April 6, 2001
Shelley Palmour Anderson	Director and Secretary	April 6, 2001
Kathy L. Cooper	Director	April 6, 2001
Anne L. Davenport	Director	April 6, 2001
Gilbert T. Jones, Sr.	Director	April 6, 2001

EXHIBIT 21

Subsidiaries of Registrant

None