Form 10QSB
period 2001-03-31
NBOG BANCORPORATION INC
filed 2001-05-14
CIK 1124676

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 333-47280

NBOG BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	58-2554464 (I.R.S. Employer Identification No.)

1294 West Ridge Road, Suite E, Gainesville, Georgia 30501
(Address of Principal Executive Offices)

(770) 297-8060
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, no par value per share, 20 shares issued and outstanding as of May __, 2001.

Transitional Small Business Disclosure Format (Check one): Yes No X

<End page 1>

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Balance Sheets (Unaudited)
ASSETS
	March 31, 2000	December 31, 1999
Cash Property and equipment, net Deferred registration costs Federal funds sold Total Assets	$ 3,973 256,851 109,134 1,825 $371,783	$ 609 24,072 59,673 12,411 $96,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Accounts payable and accrued expenses Notes payable Total current liabilities	$ 13,108 597,140 $610,348	$ 3,791 237,540 $241,331
Commitments and contingencies (Note 3)

Stockholders' Equity (Note 1):
Preferred stock, zero par value,
10,000,000 shares authorized,
no shares issued or outstanding
Common stock, zero par value,
50,000,000 shares authorized,
no shares issued and outstanding
Stock subscription receivable
(Deficit) accumulated during
the development stage
Total Stockholders' Equity
Total Liabilities and Stockholders' Equity

	$ - - 200 (200) (238,465) $(238,465) $ 371,728	$ - - 200 (200) (144,566) $(144,566) $ 96,765

Refer to notes to the consolidated financial statements.

<End page 2>

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)
	For the three month period ended March 31,,
	2001	2000
Revenues: Interest income Total revenues	$ - - - -	$ - - - -
Expenses: Organizational expenses Salaries and benefits Depreciation expense Interest expense Rent expense Utilities and telephone Conferences Other expenses Total expenses	$ 33,542 30,917 2,268 10,197 3,538 2,594 3,548 7,295 $ 93.899	$ - - - - - - - - - - - - - - - - $ - -
Total operating expenses
Net (loss)	$(93,899)	$ - -

Refer to notes to the consolidated financial statements.

<End page 3>

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
For the three month period ended March 31,
	2001	2000

Cash flows from pre-operating activities of the development stage:
Net (loss)
Adjustments to reconcile net (loss) to net cash used by pre-operating activities of the development stage:
Increase in registration costs
Increase in payables and accruals
Decrease in other assets
Depreciation expense
Net cash used by pre-operating activities of the development stage

	$(93,899) (49,461) 9,317 10,586 2,268 $(121,189)	$ - - - - - - - - - - $ - -
Cash flows from investing activities: Purchase of fixed assets Net cash used in investing activities	$(235,047) (235,047)	$ - - $ - -
Cash flows from financing activities: Increase in notes payable Net cash provided from financing activities	$359,600 $359,600	$ - - $ - -
Net increase in cash Cash, beginning of period Cash, end of period	$ 3,364 609 $ 3,973	$ - - - - $ - -

Refer to notes to the consolidated financial statements.

<End page 4>

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2001

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

Note 2 - Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

In September, 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.

<End page 5>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited financial statements and accompanying notes appearing in this report.

Overview

NBOG Bancorporation, Inc., Gainesville, Georgia, (the "Company") is a proposed one-bank holding company with respect to a proposed de novo bank, the National Bank of Gainesville (in organization), Gainesville, Georgia (the "Bank"). Prior to the Company's incorporation on June 20, 2000, a group of organizers, on November 2, 1999, formed GSB, LLC ("GSB") to facilitate in the initial process of organizing and forming both the Company and the Bank. On August 10, 2000, GSB merged with and into the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by GSB from inception have been transferred to the Company. Consequently, all financial transactions undertaken by GSB from inception until March 31, 2001, are reflected in the Company's financial statements as of and for the period ended March 31, 2001. The company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Ofice of the Comptroller of the Currency (the "OCC") for a national bank charter, applying to the Federal Deposit Insurance Corporation {the "FDIC") for deposit insurance, applying to the Federal Reserve Board (the "FRB") for the Company to become a bank holding company with respect to the Bank, and identifying and acquiring the Company's permanent principal office and banking site. The Company received preliminary approvals from (i) the OCC to charter the proposed Bank and (ii) from the FDIC for insurance of the Bank's deposits.

The company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, a minimum of 625,000 shares of the Company's Common stock, no par value per share ( the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of the date of this report, the Company had not yet received subscriptions for the minimum number of shares of Common Stock being offered in the offering. The Company continues to solicit subscriptions for shares of Common Stock in order to complete the offering and commence banking operations.

Financial Results

The Company had a net loss of $93,899 for the three-month period ended March 31, 2001, and $238,465 in cumulative losses from inception through March 31, 2001. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing applications with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the FRB for

<End page 6>

approval of the Company to become a bank holding company with respect to the Bank, responding to questions and providing additional information to the OCC, FDIC, and the FRB in connection with the application process, meetings and discussions among various organizers regarding various pre-opening issues, hiring qualified personnel to work for the Company and the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Company and the Bank, and taking other actions necessary for a successful Bank opening. In addition to the above losses, the Company capitalized $109,134 in deferred registration costs which include costs and expenses associated with preparing a prospectus, filing a Registration Statement with the SEC, and selling the Company's Common Stock. In a successful offering, deferred registration costs are immediately deducted from the Company's equity accounts. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

Because the Company is in the organizational stage, it has no operations from which to generate revenues. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, repayment of outstanding loans and sale of loans and investment securities.

The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other asset and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.

Funding of Operations and Liquidity

The Company's operations from inception through March 31, 2001 have been funded through a line of credit ("LOC") and other borrowings ("Loan") from an unrelated financial institution. The LOC is for up to $500,000 and carries an interest rate of prime less one-half percent. The LOC is unsecured but is guaranteed by several members of the Company's Board of Directors. The LOC matures July 20, 2001, and had an outstanding balance of $372,140 at March 31, 2001. Subsequent to March 31, 2001, and prior to the issuance of this report, the LOC was increased from a maximum of $500,000 to a maximum of $675,000.

The Company borrowed an additional $225,000 to acquire the land on which the main banking facility will be built. The note matures January 31, 2002, carries an interest rate of prime and requires monthly, interest-only payments.

The Company believes the minimum net proceeds expected from the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional

<End page 7>

funds to meet expenditures required to operate its business or that of the Bank over the next twelve months. All anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the SEC, including the "Risk Factors" section of the Company's Registration Statement.

<End page 8>

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2. Changes in Securities.

(a) None.

(b) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

None

B. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

<End page 9>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001	NBOG BANCORPORATION, INC. (Registrant) By: Gary H. Anderson President and Chief Executive Officer

<End page 10>