Form 10QSB
period 2001-06-30
NBOG BANCORPORATION INC
filed 2001-08-13
CIK 1124676

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
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

Common stock, no par value per share, zero shares issued and outstanding as of August 9, 2001.

Transitional Small Business Disclosure Format (Check one): Yes No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Balance Sheets (Unaudited)
ASSETS
	June 30, 2001	December 31, 2000
Cash Property and equipment, net Deferred registration costs Other assets Total Assets	$ 4,939 254,719 183,881 21,263 $464,802	$ 609 24,072 59,673 12,411 $96,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Accounts payable and accrued expenses Notes payable Total current liabilities	$ 8,345 785,140 $793,485	$ 3,791 237,540 $241,331
Commitments and contingencies (Note 3)

Stockholders' Equity (Note 1):
Preferred stock, zero par value,
10,000,000 shares authorized,
no shares issued or outstanding
Common stock, zero par value,
50,000,000 shares authorized,
no shares issued and outstanding
Stock subscription receivable
(Deficit) accumulated during
the development stage
Total Stockholders' Equity
Total Liabilities and Stockholders' Equity

	$ - - 200 (200) (328,683) $(328,683) $ 464,802	$ - - 200 (200) (144,566) $(144,566) $ 96,765

Refer to notes to the consolidated financial statements.

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)
	For the three-month period ended June 30,
	2001	2000
Revenues: Interest income Total revenues	$ - - - -	$ - - - -
Expenses: Organizational expenses Salaries and benefits Depreciation expense Interest expense Rent expense Utilities and telephone Conferences Other expenses Total expenses	$ 5,124 55,447 2,268 11,164 4,020 3,146 1,553 7,496 $ 90,218	$ 4,100 - - - - 297 670 452 498 2,007 $ 8,024
Net (loss)	$(90,218)	$(8,024)

Refer to notes to the consolidated financial statements.

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)
	For the six-month period ended June 30,
	2001	2000
Revenues: Interest income Total revenues	$ - - - -	$ - - - -
Expenses: Organizational expenses Salaries and benefits Depreciation expense Interest expense Rent expense Utilities and telephone Conferences Other expenses Total expenses	$38,666 86,364 4,535 21,360 7,103 5,740 5,101 15,248 $ 184,117	$ 4,100 - - - - 297 670 452 498 2,007 $ 8,024
Net (loss)	$(184,117)	$(8,024)

Refer to notes to the consolidated financial statements.

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
For the six-month period ended June 30,
	2001	2000

Cash flows from pre-operating activities of the development stage:
Net (loss)
Adjustments to reconcile net (loss) to net cash used by pre-operating activities of the development stage:
Increase in registration costs
Increase in payables and accruals
Increase in other assets
Depreciation expense
Net cash used by pre-operating activities of the development stage

	$(184,117) (124,208) 4,554 (8,852) 4,535 $(308,088)	$(8,024) (3,000) (73) (240) - - $(3,313)
Cash flows from investing activities: Purchase of fixed assets Net cash used in investing activities	$(235,182) (235,182)	$(27,452) $(27,452)
Cash flows from financing activities: Increase in notes payable Net cash provided from financing activities	$547,600 $547,600	$52,000 $52,000
Net increase in cash Cash, beginning of period Cash, end of period	$ 4,330 609 $ 4,939	$ 13,211 2,943 $ 16,154

Refer to notes to the consolidated financial statements.

NBOG Bancorporation, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2001

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

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

Overview

NBOG Bancorporation, Inc., Gainesville, Georgia, (the "Company") is a proposed one-bank holding company with respect to a proposed de novo bank, the National Bank of Gainesville (in organization), Gainesville, Georgia (the "Bank"). Prior to the Company's incorporation on June 20, 2000, a group of organizers, on November 2, 1999, formed GSB, LLC ("GSB") to facilitate in the initial process of organizing and forming both the Company and the Bank. On August 10, 2000, GSB merged with and into the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by GSB from inception have been transferred to the Company. Consequently, all financial transactions undertaken by GSB from inception until June 30, 2001, are reflected in the Company's financial statements as of and for the period ended June 30, 2001. The company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Ofice of the Comptroller of the Currency (the "OCC") for a national bank charter, applying to the Federal Deposit Insurance Corporation {the "FDIC") for deposit insurance, applying to the Federal Reserve Board (the "FRB") for the Company to become a bank holding company with respect to the Bank, and identifying and acquiring the Company's permanent principal office and banking site. The Company received preliminary approvals from (i) the OCC to charter the proposed Bank and (ii) from the FDIC for insurance of the Bank's deposits.

The company has filed a Registration Statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, a minimum of 625,000 shares of the Company's Common stock, no par value per share ( the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of the date of this report, the Company had not yet received subscriptions for the minimum number of shares of Common Stock being offered in the offering. The Company continues to solicit subscriptions for shares of Common Stock in order to complete the offering and commence banking operations.

Financial Results

For the three-month periods ended June 30, 2001, and 2000, net losses amounted to $90,218 and $8,024, respectively. Net losses increased significantly in 2001 due primarily to the increase in salaries and benefits, from nil for the three-month period ended June 30, 2000, to $55,447 for the three-month period ended June 30, 2001.

For the six-month period ended June 30, 2001, and 2000, net losses amounted to $184,117 and $8,024, respectively. The primary reasons for the increase in losses during 2001 are as follows:

  Salaries and benefits increased from nil for the six-month period ended June 30, 2000, to $86,364 for the six-month period ended June 30, 2001.

  Organizational expense increased from $4,100 for the six-month period ended June 30, 2000, to $38,466 for the six-month period ended June 30, 2001.

  Interest expense increased from $297 for the six-month period ended June 30, 2000, to $21,360 for the six-month period ended June 30, 2001, and

  All other operating expenses increased from $3,627 for the six-month period ended June 30, 2000, to $33,192 for the six-month period ended June 30, 2001.

These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing applications with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the FRB for approval of the Company to become a bank holding company with respect to the Bank, responding to questions and providing additional information to the OCC, FDIC and the FRB in connection with the application process, meetings and discussions among various organizers regarding various pre-opening issues, hiring qualified personnel to work for the Company and the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Company and the Bank, and taking other actions necessary for a successful Bank opening. In addition to the above losses, the Company capitalized $183,881 in deferred registration costs which include costs and expenses associated with preparing a prospectus, filing a Registration Statement with the SEC, and selling the Company's Common Stock. In a successful offering, deferred registration costs are immediately deducted from the Company's equity accounts. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

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

Funding of Operations and Liquidity

The Company's operations from inception through June 30, 2001, have been funded through a line of credit ("LOC") and other borrowings ("Loan") from an unrelated financial institution. The LOC is for up to $675,000 and carries an interest rate of prime less one-half percent. The LOC is unsecured but is guaranteed by several members of the Company's Board of Directors. The LOC matures July 20, 2001, and had an outstanding balance of $560,140 at June 30, 2001. Subsequent to June 30, 2001, and prior to the issuance of this report, the LOC was increased from a maximum of $675,000 to a maximum of $800,000, with a maturity date extended to January 20, 2002.

The Company borrowed an additional $225,000 to acquire the land on which the main banking facility will be built. The note matures January 31, 2002, carries an interest rate of prime and requires monthly, interest-only payments.

The Company believes the minimum net proceeds expected from the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the next twelve months. All anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings. There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
	(d)	1.	The effective date of the Registration Statement is November 17, 2001. The file number assigned to the Registration Statement by the Securities and Exchange Commission is 333-47280.
		2.	The Offering commenced on December 28, 2000.
		3.	The offering did not terminate prior to the initial sale of any securities.
		4(i)	The Offering is still in progress.
		4(ii)	There are no managing underwriters.
		4(iii)	The only class of securities registered is the Registrant's no-par-value Common Stock.
4(iv)

Pursuant to the Registration Statement, a minimum of 625,000 shares of Common Stock and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of June 30, 2001, the Escrow Agent held $982,990 from the sale of 98,229 of Registrant's Common Stock.

4(v)

As of June 30, 2001, the Registrant incurred $183,881 in selling expenses, none of which was paid to underwriters or either directly or indirectly to the Registrant's directors, officers, general partners, affiliates, or to persons owning 10 percent or more of the Registrant's common stock.

		4(vi)	Not applicable as this offering has not been completed.
		4(vii)	Not applicable as this offering has not been completed.
		4(viii)	Not applicable as this Offering has not been completed.
Item 3.	Defaults Upon Senior Securities.
This item is not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the shareholders of the Company during the six months ended June 30, 2001.
Item 5.	Other Information.

On July 17, 2001, Dr. Phillip W. Moery tendered his resignation as Chairman and as a member of the board of directors of both the Registrant and the Bank due to health problems which have prevented him from continuing in those positions. At a meeting on July 20, 2001, the Board of Directors accepted such resignation and elected Ann M. Palmour, the Corporation's Vice-Chairman, as Chairman of both the Registrant and the Bank to replace Dr. Moery.

The Registrant has confirmed with the appropriate regulatory authorities that this change will have no effect on the pending final regulatory approvals of the Registrant as a bank holding company and the Bank as a national bank.

An appropriate amendment to the Prospectus used by the Registrant in the offering was filed by the Registrant with the SEC by means of a Post-Effective Amendment No. 1 to the Registration Statement, which became effective on August 3, 2001.

Item 6.	Exhibits and Reports on Form 8-K.
A. Exhibits: None
B. Reports on Form 8-K There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001	NBOG BANCORPORATION, INC. (Registrant) By: /S/ Gary H. Anderson Gary H. Anderson President and Chief Executive Officer