Form 10QSB
period 2001-09-30
NBOG BANCORPORATION INC
filed 2001-11-13
CIK 1124676

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    -------------

                  Commission File No. 333-47280

                         NBOG BANCORPORATION, Inc.
  -----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


          GEORGIA                           58-2554464
  ------------------------   ------------------------------------
  (State of Incorporation)   (I.R.S. Employer Identification No.)

     1294 West Ridge Road, Suite E, Gainesville, Georgia 30501
  -----------------------------------------------------------------
             (Address of Principal Executive Offices)

                            (770) 297-8060
  -----------------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                             Not Applicable
  -----------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ----             ----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, no par value per share, zero shares outstanding as of November 13, 2001.


                         (Page 1 of 14)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                       NBOG BANCORPORATION, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                      BALANCE SHEETS (UNAUDITED)



ASSETS                                September 30, December 31,
------                                     2001          2000
                                       ----------    ----------
Cash                                   $   13,021    $      609
Property and equipment, net               254,101        24,072
Deferred registration costs               240,708        59,673
Other assets                               20,741        12,411
                                       ----------    ----------
 Total Assets                          $  528,571    $   96,765
                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Accounts payable and accrued expenses  $   20,310    $    3,791
Notes payable                             927,040       237,540
                                       ----------    ----------
 Total current liabilities             $  947,350    $  241,331
                                       ----------    ----------

Commitments and contingencies (Note 3)

Stockholders' Equity (Note 1):
Preferred stock, zero par value,
 10,000,000 shares authorized,
 no shares issued or outstanding       $     - -     $     - -
Common stock, zero par value,
 50,000,000 shares authorized,
 no shares issued and outstanding             200           200
Stock subscription receivable                (200)         (200)
(Deficit) accumulated during
 the development stage                   (418,779)     (144,566)
                                       ----------    ----------
 Total Stockholders' Equity            $ (418,779)   $ (144,566)
                                       ----------    ----------
 Total Liabilities and
  Stockholders' Equity                 $  528,571    $   96,765
                                       ==========    ==========

              Refer to notes to the financial statements.



                     NBOG BANCORPORATION, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF OPERATIONS (UNAUDITED)

                                     For the three-month
                                  period ended September 30,
                                  --------------------------
                                      2001           2000
                                   ---------      ---------
Revenues:
 Interest income                   $    - -       $    - -
                                   ---------      ---------
   Total revenues                       - -            - -
                                   ---------      ---------
Expenses:
  Organizational expenses          $   2,010      $  48,945
  Salaries and benefits               56,088         19,176
  Depreciation expense                 2,268          1,830
  Interest expense                    14,637          2,239
  Rent expense                         4,020          2,010
  Utilities and telephone              2,309            819
  Conferences                           - -           1,146
  Other expenses                       8,764          1,809
                                   ---------      ---------
   Total expenses                  $  90,096      $  77,974
                                   ---------      ---------
Net (loss)                         $ (90,096)     $ (77,974)
                                   =========      =========


          Refer to notes to the financial statements.



                   NBOG BANCORPORATION, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENTS OF OPERATIONS (UNAUDITED)

                                     For the nine-month
                                   period ended September 30,
                                      2001           2000
Revenues:
 Interest income                   $    - -       $    - -
                                   ---------      ---------
   Total revenues                       - -            - -
                                   ---------      ---------
Expenses:
  Organizational expenses          $  40,676      $  53,045
  Salaries and benefits              142,452         19,176
  Depreciation expense                 6,803          1,830
  Interest expense                    35,997          2,536
  Rent expense                        11,123          2,680
  Utilities and telephone              8,049          1,271
  Conferences                          5,101          1,644
  Other expenses                      24,012          3,816
                                   ---------      ---------
   Total expenses                  $ 274,213      $  85,998
                                   ---------      ---------
Net (loss)                         $(274,213)     $ (85,998)
                                   =========      =========


           Refer to notes to the financial statements.



                      NBOG BANCORPORATION, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          For the nine-month
                                       period ended September 30,
                                       --------------------------
                                            2001          2000
                                        ----------    ----------
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                            $ (274,213)   $  (85,998)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs        (181,035)       (3,641)
    Increase in payables and accruals       16,519           (73)
    Increase in other assets                (8,330)      (12,505)
    Depreciation expense                     6,803         1,830
                                        ----------    ----------
Net cash used by pre-operating
 activities of the development stage    $ (440,256)   $ (100,387)
                                        ----------    ----------
Cash flows from investing activities:
 Purchase of fixed assets               $ (236,832)   $  (27,802)
                                        ----------    ----------

Net cash used in investing activities   $ (236,832)   $  (27,802)
                                        ----------    ----------
Cash flows from financing activities:
 Increase in notes payable              $  689,500    $  128,000
                                        ----------    ----------
Net cash provided
 from financing activities              $  689,500    $  128,000
                                        ----------    ----------
Net increase in cash                    $   12,412    $     (189)
Cash, beginning of period                      609         2,443
                                        ----------    ----------
Cash, end of period                     $   13,021    $    2,254
                                        ==========    ==========


            Refer to notes to the financial statements.


                    NBOG BANCORPORATION, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion
No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".
 FASB 143 is effective for fiscal years beginning after December 15, 2002.
The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
 FASB 144 supersedes both FASB Statement No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operation of the Company.


Item 2 - Management Discussion and Analysis of Financial Condition and
----------------------------------------------------------------------
Results of Operation.
---------------------

	The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited financial statements and accompanying notes appearing in this report.

Overview
--------

	NBOG Bancorporation, Inc., Gainesville, Georgia (the "Company") is a proposed one-bank holding company with respect to a proposed de novo bank, The National Bank of Gainesville (in organization), Gainesville, Georgia (the "Bank"). Prior to the Company's incorporation on June 20, 2000, a group of organizers, on November 2, 1999 formed GSB LLC ("GSB") to facilitate in the initial process of organizing and forming both the Company and the Bank. On August 10, 2000, GSB merged with and into the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by GSB from inception have been transferred to the Company. Consequently, all financial transactions undertaken by GSB from inception until September 30, 2001 are reflected in the Company's financial statements as of and for the period ended September 30, 2001. The Company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Office of the Comptroller of the Currency (the "OCC") for a national bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, applying to the Federal Reserve Board (the "FRB") for the Company to become a bank holding company with respect to the Bank, and identifying and acquiring the Company's permanent principal office and banking site. The Company received preliminary approvals from (i) the OCC to charter the proposed Bank, (ii) from the FDIC for insurance of the Bank's depositors and
(iii) from the FRB to become a one-bank holding company.

	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, a minimum of 625,000 shares of the Company's common stock, no par value per share (the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of the date of this report, the Company had not yet received subscriptions for the minimum number of shares of Common Stock being offered in the offering. The Company continues to solicit subscriptions for shares of Common Stock in order to complete the offering and commence banking operations.

Financial Results
-----------------

	For the three-month periods ended September 30, 2001 and 2000, net losses amounted to $90,096 and $77,974, respectively. Net losses increased in 2001 due primarily to the increase in salaries and benefits, from $19,176 for the three-month period ended September 30, 2000 to $56,088 for the three-month period ended September 30, 2001; and to an increase in interest expense from $2,239 for the three-month period ended September 30, 2000 to $14,637 for the three-month period ended September 30, 2001. Organizational expenses decreased from $48,945 for the three-month period ended September 30, 2000 to $2,010 for the three-month period ended September 30, 2001.

	For the nine-month periods ended September 30, 2001 and 2000, net losses amounted to $274,213 and $85,998, respectively. The primary reasons for the increase in losses during 2001 are as follow:

  (i)	Salaries and benefits increased from $19,176 for the nine-month period ended September 30, 2000 to $142,452 for the nine-month period ended September 30, 2001.

 (ii)	Interest expense increased from $2,536 for the nine-month period ended
      September 30, 2000 to $35,997 for the nine-month period ended
      September 30, 2001, and

(iii)	Organizational expenses, however, decreased from $53,045 for the nine-
      month period ended September 30, 2000 to $40,676 for the nine-month period ended September 30, 2001.

 (iv)	All other operating expenses increased from $11,241 for the nine-month period ended September 30, 2000 to $55,088 for the nine-month period ended September 30, 2001.

These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing applications with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the FRB for approval of the Company to become a bank holding company with respect to the Bank, responding to questions and providing additional information to the OCC, FDIC, and the FRB in connection with the application process, meetings and discussions among various organizers regarding various pre-opening issues, hiring qualified personnel to work for the Company and the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Company and the Bank, and taking other actions necessary for a successful Bank opening. In addition to the above losses, the Company capitalized $240,708 in deferred registration costs which include costs and expenses associated with preparing a prospectus, filing a Registration Statement with the SEC, and selling the Company's Common Stock. In a successful offering, deferred registration costs are immediately deducted from the Company's equity accounts. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

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


Funding of Operations and Liquidity
-----------------------------------

	The Company's operations from inception through September 30, 2001 have been funded through a renewed line of credit ("LOC") and other borrowings ("Loan") from an unrelated financial institution. The LOC is for up to $800,000 and carries an interest rate of prime less one-half percent. The LOC is unsecured but is guaranteed by several members of the Company's Board of Directors. The LOC matures January 20, 2002 and had an outstanding balance of $702,040 at September 30, 2001.

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


Advisory Note Regarding Forward-Looking Statements
--------------------------------------------------

	Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

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



                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         The Company is not a party to any pending litigation.


Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  Not applicable.

         (d)1. The effective date of the Registration Statement is November 17, 2000. The file number assigned to the Registration Statement by the Securities and Exchange Commission is 333-47280.

            2.      The Offering commenced on December 28, 2000.

            3. The Offering did not terminate prior to the initial sale of any securities.

            4(i)    The Offering is still in progress.

            4(ii)   There are no managing underwriters.

            4(iii) The only class of securities registered is the Registrant's no-par-value common stock.

            4(iv) Pursuant to the Registration Statement, a minimum of 625,000 shares of common stock and a maximum of 1,000,000 shares of common stock were registered for sale at an Offering price of $10.00 per share. As of September 30, 2001, the Escrow Agent held $3,323,210 from the sale of 332,321 shares of Registrant's common stock.

            4(v) As of September 30, 2001, the Registrant incurred $240,708 in selling expenses, none of which was paid to underwriters or either directly or indirectly to the Registrant's directors, officers, general partners, affiliates or to persons owning 10 percent or more of the Registrant's common stock.

            4(vi)   Not applicable as this Offering has not been completed.

            4(vii)  Not applicable as this Offering has not been completed.

            4(viii) Not applicable as this Offering has not been completed.

            During the nine-months ended September 30, 2001, the Company did not issue any securities without registration under the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         This item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matters were submitted to a vote of the shareholders of the Company during the nine-months ended September 30, 2001.


Item 5.  Other Information.
         ------------------

         This item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits.  There are no exhibits filed with this report.

         (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the nine-month period ended September 30, 2001.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NBOG BANCORPORATION, Inc.
                                 --------------------------------------
                                 (Registrant)


Date: November 13, 2001      BY:  /s/ Gary H. Anderson
      ---------------------      --------------------------------------
                                 Gary H. Anderson
                                 President and Chief Executive Officer
                                (Principal Executive, Financial and
                                 Accounting Officer)