Form 10KSB
period 2001-12-31
NBOG BANCORPORATION INC
filed 2002-04-01
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)

  x   Annual report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934

For fiscal year ended December 31, 2001
                      -----------------

      Transition report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934

      For the transition period from ______________to _______________

      Commission file number  001-16413

                          NBOG BANCORPORATION, INC.
               ----------------------------------------------
               (Name of small business issuer in its charter)

             Georgia                                58-2554464
  -------------------------------               ------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

     807 Dorsey Street, Gainesville, Georgia             30501
    ------------------------------------------------------------
     (Address of Principal Executive Offices)         (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

Check whether the issuer:  (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Islands Bancorp was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                        Yes  X       No
                            ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                                          ---

State issuer's revenues for its most recent fiscal year:   The Registrant
commenced operations on March 25, 2002. Accordingly, the Registrant has no revenues to report for the fiscal year ended December 31, 2001.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified date within the past 60 days:   Registrant closed its initial
public offering of common stock on November 30, 2001. The subscription proceeds were released from escrow and shares were issued on March 25, 2001. No public trading market exists for the common stock of the Registrant. As of March 25, 2002, the aggregate number of shares held by non-affiliates was 420,986. Based on the initial public offering price of $10.00 per share, the aggregate value of the shares held was $ 4,209,860 as of March 25, 2002.


                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

	State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.   630,622 shares, no par
value common stock, as of March 25, 2002.


                    DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure format (check one):
                    Yes        No   X
                        -----     -----


           CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

     This Report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and NBOG (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statement contained in this Report: (1) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;
(2) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (3) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well is non-bank providers of various financial services; (4) the effect of changes in interest rates; and (5) the effect of changes in the business cycle and downturns in the local, regional or national economies.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.


                                      PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

                     BUSINESS OF THE COMPANY AND NBOG BANK

     NBOG Bancorporation, Inc. (the "Company" or the "Registrant") was incorporated as a Georgia corporation on June 20, 2000 and became a bank holding company on March 25, 2002 by acquiring all of the issued and outstanding common stock of The National Bank of Gainesville, a national bank ("NBOG Bank"). The Company closed its initial public offering of common stock on November 30, 2001, having sold 630,622 shares for total proceeds of $6,306,220. The subscription proceeds from the offering were released from escrow and shares of the Company's common stock were issued to investors on March 25, 2002. The Company used $6,000,000 of the proceeds from the offering to purchase all of the outstanding common stock of NBOG Bank. NBOG Bank is currently the Company's sole subsidiary, and the Company conducts substantially all of its operations through NBOG Bank.

     The pre-opening examination of NBOG Bank was completed by the Office of the Comptroller of the Currency ("the OCC") on March 21, 2002, and NBOG Bank began its operations as a national bank on March 25, 2002.

GENERAL

     NBOG Bank's philosophy is to operate as a community bank emphasizing prompt, personalized customer services to individuals and businesses that prefer community-oriented banking. More specifically, the Company's operating strategies include:

        . Positioning NBOG Bank as a community bank focused on providing high-quality, personalized service. The Company hopes to establish and grow its customer base by attracting customers whose banking relationships have been disrupted by the ongoing consolidation of the banking industry.
        . Capitalizing on NBOG Bank's senior management's extensive experience in the banking industry as well as substantial business and banking contacts in Hall County, Georgia.
        . Structuring NBOG Bank's range of services, pricing strategies, interest rates paid and charged, and hours of operation to attract target customers and increase market share. NBOG Bank strives to offer small businesses, professionals, entrepreneurs and consumers the best loan services available, while charging aggressively for such services and using technology and engaging third-party service providers to perform certain functions at a lower cost to increase fee income.
        . The Company's officers and directors continue to be active in the Gainesville and Hall County communities, with their continued active community involvement serving to promote NBOG Bank and its products and services.
        . Using media services such as local newspapers, radio advertisements during peak driving times, direct mail campaigns, and television to promote NBOG Bank's products and services.

PRODUCTS AND SERVICES

     DEPOSIT SERVICES. NBOG Bank offers a full range of deposit services that are traditionally available at most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts are available. NBOG Bank solicits these accounts from individuals, businesses, associations, and governmental authorities.

     CREDIT SERVICES. Given the current market needs and the opportunity to enhance activities of existing institutions, NBOG Bank concentrates its credit services in four areas: small- to mid-size business lending, commercial and residential real estate development, home mortgages, and consumer lending.

     . SMALL BUSINESS LENDING. NBOG Bank focuses its commercial lending on small- to medium-size businesses located in or serving NBOG Bank's primary service area. NBOG Bank considers "small businesses" to include commercial, professional and retail businesses with annual gross sales of less than $15 million or annual operating costs of less than $3 million. Commercial lending includes loans to entrepreneurs, professionals and small- to medium-size retail businesses.

     Small business products include:

     .  Working capital and lines of credit;
     . Business term loans to purchase fixtures and equipment, for site acquisition or business expansion;
     . Inventory, accounts receivable and purchase order financing; and . Construction loans for owner occupied buildings.

	With the first three product categories, NBOG Bank places particular emphasis on loans of less than $500,000, averaging under $300,000. NBOG Bank offers a full range of short- to medium-term commercial loans, including both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Within small business lending, NBOG Bank focuses on niches in the market and also offers small business loans utilizing government enhancements such as the Small Business Administration programs. After origination of these loans, NBOG Bank sells the guaranteed portion of the loan (approximately 75%) resulting in gains on the sale. In addition, NBOG Bank retains the servicing rights to these loans, which generates servicing income on the portion sold.

     . REAL ESTATE-RELATED LENDING. NBOG Bank focuses its real estate-related activity in five areas: (1) commercial and residential real estate development loans, (2) home improvement loans, (3) home equity lines, (4) conforming and nonconforming mortgages, and (5) owner-occupied commercial real estate loans. Real estate-related products include:

        . home mortgage loans (conventional, FHA/VA and non-conforming) to 1-4 owner-occupied homes;
        .  home mortgage loans for manufactured housing;
        .  home improvement loans;
        . acquisition loans, 1-4 unit owner-occupied homes and similar programs with the Federal National Mortgage Program ("Fannie Mae"), and Federal Home Loan Mortgage Corporation ("Freddie Mac);
        .  home equity loans;
        . acquisition and development (A & D) loans for residential and manufactured housing subdivisions, multi-family construction loans;
        . construction and permanent lending for investor owned property on a pre-lease basis; and
        . construction and permanent lending for commercial (owner-occupied) property.

	NBOG Bank offers permanent mortgage loans through alliances with Taylor, Bean and Whittaker and Crescent Mortgage.

     . CONSUMER LENDING. NBOG Bank offers small consumer loans to customers in its primary service area. Consumer lending products include secured and unsecured:

     .  Home improvement loans,
     .  Automobile and boat loans, and,
     .  Installment loans (secured and unsecured).

     OTHER SERVICES. In addition to deposit and loan services, NBOG Bank offers banking, cash management services, , travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. NBOG Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide. NBOG Bank offers VISA and MasterCard credit cards and merchant credit card processing to NBOG Bank's customers through third party vendors. NBOG Bank will be reviewing opportunities for offering Internet banking services and expects to provide appropriate services through third party vendor relationships.

LENDING POLICIES

     NBOG Bank's lending activities are subject to a variety of lending limits imposed by federal law. Different limits apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to NBOG Bank. In general, however, NBOG Bank may loan any one borrower a maximum amount equal to either of the following:

     . 15% of the Bank's capital and surplus; or . 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

     NBOG Bank may sell loan participations to other financial institutions in order to meet the lending needs of loan customers requiring extensions of credit above the Bank's limits.

     The lending strategy of NBOG Bank is to make loans primarily to persons who reside, work, or own property in the Hall County market. Unsecured loans are normally made only to persons who maintain depository relationships with NBOG Bank. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan.

     NBOG Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of NBOG Bank to loan officers, each of whom are limited in the amount of secured and unsecured loans which they can make to a single borrower or related group of borrowers. All loans in excess of $350,000 requires the approval of the loan committee of the Board of Directors.

     Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. NBOG Bank's policy is to secure these loans with collateral in most cases. Many of NBOG Bank's commercial loans are secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and subject to wide fluctuation, depending upon economic conditions.

     The interagency guidelines adopted by federal bank regulators, including the Comptroller of the Currency, mandate that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. NBOG Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans, although NBOG Bank may make exceptions to the maximum guidelines, which exceptions must be accounted for and tracked.

     On at least an annual basis, all significant relationships and a random sampling of other loans are reviewed by the Loan Committee of the Board of Directors of NBOG Bank. Past due loans are reviewed at least weekly by lending officers and by the senior credit officer, and the Board of Directors review a summary report monthly.

ASSET MANAGEMENT POLICIES

     A committee composed of officers and directors of NBOG Bank is charged with managing NBOG Bank's assets and liabilities. The committee attempts to manage asset growth, liquidity and capital in order to optimize income and reduce interest-rate risk. The committee directs NBOG Bank's overall acquisition and allocation of funds. At quarterly meetings, the committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

     NBOG Bank's investment policy is to optimize income, consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Board of Directors of NBOG Bank. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The President of NBOG Bank implements the policy and reports to the full Board of Directors of' NBOG Bank on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

     Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint.

     NBOG Bank has purchased correspondent services offered by larger banks, including check collections, services relating to the purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. NBOG Bank sells loan participations to correspondent banks with respect to loans that exceed NBOG Bank's lending limit. As compensation for services provided by a correspondent, NBOG Bank may maintain certain balances with such correspondents in noninterest-bearing accounts.

MARKET OPPORTUNITIES AND COMPETITION

     NBOG Bank primarily serves the Northeast Georgia market of Hall County, including Gainesville and five smaller municipalities. Hall County has a population of approximately 120,000 and encompasses 392 square miles. Lake Lanier, a manmade lake with 607 miles of shoreline, forms the county's western boundary. Gainesville, the county seat, is situated approximately 50 miles northeast of Atlanta and 100 miles southwest of Greenville, South Carolina.

     NBOG Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. According to information provided by the FDIC, as of June 30, 2001, there were 44 offices of 14 banks operating and reporting deposits in Hall County of $1,805,810,000. Currently NBOG Bank's three largest competitors in terms of market share are Regions Bank, Wachovia Bank and Gainesville Bank & Trust.

                                      EMPLOYEES

     When the Company began operations on March 25, 2002, NBOG Bank employed 12 full-time employees and 2 part-time employees. The Company does not have any employees who are not also employees of NBOG Bank. The Company considers the Bank's relationship with its employees to be excellent.

                             SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

NBOG BANCORPORATION, INC.

	Since the Company owns all of the capital stock of NBOG Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     . acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;
     . acquiring all or substantially all of the assets of any bank; or . merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

	CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     . the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or
     . no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is not currently registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. Bank holding companies are generally prohibited, under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than the following:

     . Banking or managing or controlling banks; and . Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     .  Factoring accounts receivable;
     . Making, acquiring, brokering or servicing loans and usual related activities;
     .  Leasing personal or real property;
     . Operating a non-bank depository institution, such as a savings association;
     .  Trust company functions;
     .  Financial and investment advisory activities;
     .  Conducting discount securities brokerage activities;
     . Underwriting and dealing in government obligations and money market instruments;
     . Providing specified management consulting and counseling activities; . Performing selected data processing services and support services;
     . Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
     .  Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     .  Lending, trust and other banking activities;
     . Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
     .  Providing financial, investment, or advisory services;
     . Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
     .  Underwriting, dealing in or making a market in securities;
     . Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
     . Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
     . Merchant banking through securities or insurance affiliates; and . Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE NATIONAL BANK OF GAINESVILLE

Since NBOG Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency.
The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of
law.   Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is less than
"satisfactory."   Additionally, we must publicly disclose the terms of
various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     . Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
     . Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
     . Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
     . Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
     . Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
     . Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
     . rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Bank are subject to:

     . The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
     . The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-The National Bank of Gainesville-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-The National Bank of Gainesville-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     .  a bank's loans or extensions of credit to affiliates;
     .  a bank's investment in affiliates;
     . assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
     . loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
     . a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     . to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
     . to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
     . to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
     . to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     . the development of internal policies, procedures, and controls; . the designation of a compliance officer;
     . an ongoing employee training program; and . an independent audit function to test the programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.


                   SELECTED STATISTICAL INFORMATION

     The Company had no business operations until NBOG Bank opened for business on March 25, 2002. As a result, selected statistical information for the Company as of December 31, 2001 is not meaningful and therefore has been omitted from this report. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations" and "Part II-Item 7. Financial Statements."


ITEM 2.         DESCRIPTION OF PROPERTY.

     NBOG Bank began operations in a modular temporary office of approximately 2,200 square feet on property located at the corner of Pearl Nix Extension and Dorsey Street in Gainesville, Georgia. NBOG will begin construction of its permanent main office facility at the same location within 24 months of opening. The permanent main office will consist of approximately 7,000 square feet and will also serve as the Company's headquarters.


ITEM 3.         LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's initial public offering closed on November 30, 2001. The subscription proceeds of the offering were released from escrow and shares were issued to investors on March 25, 2002. As of that date, 630,622 shares of the Common Stock were issued and outstanding to 742 holders of record. There is currently no public trading market for the stock.

     The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow to pay dividends to its shareholders is dividends that NBOG Bank pays to the Company has its sole shareholder. Statutory and regulatory limitations apply to NBOG Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

     As of December 31, 2001, the Company was still in its developmental stage, as its principal banking operations did not begin until March 25, 2002. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes.

     NBOG Bancorporation, Inc. was organized on June 20, 2000 to serve as a holding company for The National Bank of Gainesville, a national bank located in Gainesville, Georgia. Since it was organized, the Company's main activities through March 25, 2002 were:

     .  seeking, interviewing, and selecting its officers;
     .  applying for a national bank charter;
     .  applying for FDIC deposit insurance;
     .  applying to become a bank holding company;
     .  preparing detailed business plans;
     . identifying sites for our banking facilities; and . raising equity capital through an offering.

FINANCIAL RESULTS

     From June 20, 2000 to December 31, 2001, the Company's net loss amounted to $534,182 attributable to the following expenses:

     Salaries and benefits                    $ 261,497
     Organization expense                     $  86,569
     Interest expense                         $  43,865
     Other operating expenses                 $ 142,251
                                              ---------
       Total                                  $ 534,182
                                              =========

     At December 31, 2001, we had total assets of $568,607 consisting primarily of $264,937 in premises and equipment and $264,517 in deferred stock offering costs. Our liabilities at December 31, 2001 were $1,102,789, consisting of borrowings totaling $1,082,140 and accounts payable of $20,649. We had a shareholders' deficit of $534,182 as of December 31, 2001.

LINE OF CREDIT

     A line of credit was obtained from The Bankers Bank, Atlanta, Georgia, for $1,200,000 to fund operations from inception through the close of the offering and to fund pre-construction costs associated with the construction of the main office building and site preparation. At December 31, 2001, $857,140 was outstanding on the line of credit. The line of credit has been guaranteed by the organizers and bears interest at the prime rate as published in the The Wall Street Journal minus 1/2%. This line of credit was paid off on March 25, 2002.

OFFICES AND FACILITIES

     The Company purchased property for the main office site at 807 Dorsey Street, Gainesville, Georgia in the amount of $225,000. The Company obtained a loan on January 31, 2002 in the amount of $225,000 to finance the purchase of the land. The loan matures on July 31, 2002 and bears interest at a rate equal to the prime rate published in the Wall Street Journal. On February 15, 2002, the Company entered into a lease agreement for the temporary main office facility to be located on the property at 807 Dorsey Street. The significant terms of the lease agreement for the temporary modular bank building is described below:

               Lease Date:     February 15, 2002
               Lease Term:     12 months
               Cost of Lease:  $54,644

     The total lease amount for the 12-month term was paid in advance and is being amortized monthly at $4,554 per month over the 12-month term.
We hold a month-to-month lease option for the facility at a rate of $4,084 per month after the initial 12-month period. The Bank began operations on March 25, 2002 in the temporary main office facility. This facility will be used until the permanent main office is completed. The permanent main office is planned to be constructed at the same location directly behind the temporary facility. The Bank plans to proceed with finalizing the design plans and construction of the permanent facility within a 24 month time period.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Since NBOG Bancshares was in the development stage as of December 31, 2001, there are no results to present at this time. Now that The National Bank of Gainesville is in operations, net interest income, NBOG's primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalance in these repricing opportunities at any point in time creates interest rate sensitivity. Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates.
The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on net interest income. We will generally attempt to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize NBOG's overall interest rate risks. We will evaluate regularly, the balance sheet's asset mix in terms of several variables; yield, credit quality, appropriate funding sources and liquidity. To manage effectively the balance sheet's liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

     As The National Bank of Gainesville grows, we will continuously structure its rate-sensitivity position in an effort to hedge against rapidly rising or falling interest rates. NBOG's Asset and Liability Management Committee will meet on at least a quarterly basis to develop a strategy for the upcoming period. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. We can obtain these funds by converting assets to cash or by attracting new deposits. NBOG's ability to maintain and increase deposits will serve as its primary source of liquidity. We know of no trends, demands, commitments, events, or uncertainties that should result in, or are reasonably likely to result in, NBOG's liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

     Capital adequacy for banks and bank holding companies is regulated by the Office of the Comptroller of Currency, the Federal Reserve, and the FDIC. The primary measures of capital adequacy for banks and bank holding companies are: (1) risk-based capital guidelines and (2) the leverage ratio. Changes in the guidelines or our levels or capital can affect our ability to expand and pay dividends. The Company used $6,000,000 of the $6,306,220 raised in its initial public offering of common stock to capitalize The National Bank of Gainesville. This amount is sufficient under the capital adequacy guidelines applicable to NBOG and the Company believes this amount will be sufficient to fund the activities of NBOG in its initial stage of operations.


ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are incorporated by reference to
Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2001 (see "Part II-Financial Statements"):

     .  Independent Auditors' Report;
     .  Balance Sheets as of December 31, 2000 and 2001;
     . Statements of Operations from inception for the years ended December 31, 2000 and 2001;
     . Statements of Changes in Stockholder's Equity (Deficit) for the years ended December 31, 2000 and 2001;
     . Statements of Cash Flows for the years ended December 31, 2000 and 2001; and
     .  Notes to Financial Statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.

     None.



                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2001,
(3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

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

                         Director       Position with the Company
     Name (Age)           Since         and Business Experience
     ----------         --------       -------------------------
CLASS I DIRECTORS:
(Term Expiring 2004)

Gary H. Anderson (50)     2000     President and Chief Executive Officer of the
                                   Company; Founding Director, President and CEO of Southern Heritage Bank in Hall County, GA,
                                   1997-2000; City Vice President of SunTrust
                                   Bank of Northeast Georgia, 1981-1996.

Ann M. Palmour* (64)      2000     Chairman of the Company; Owner of Palmour
                                   Properties (a real estate development
                                   company) since 1976.
Dr. Wendell A.Turner (45) 2001     Medical doctor, Lanier OB-GYN Associates
                                   since 1986.

CLASS II DIRECTORS:
(Term Expiring 2005)

Paula M. Allen (63)       2000     Principal of Allen & Associates, Inc. (a real
                                   estate investment and management company) since 1973.

J. Darwin
 Allison, Jr. (46)        2000     Treasurer of the Company; President and
                                   CEO of A-1 Vaccinating, Inc. (a poultry
                                   vaccinating company) since 1979.

Shelley Palmour
 Anderson* (37)           2000     Secretary of the Company; President
                                   and sole owner of Shelly Palmour Insurance
                                   Agency since 1990.

CLASS III DIRECTORS:
(Term Expiring 2003)

Kathy L. Cooper  (29)     2000     President of Cooper Family Enterprises (owns
                                   and operates two poultry operations, a cattle farm, a Christmas tree farm/trim shop, a grading company and several multi-family rental properties) since 1985.

Anne L. Davenport (42)    2000     Vice President of Matthews Printing Company
                                   since 1984.

Gilbert T.
 Jones, Sr. (65)          2000     Sole owner of Great Southern Resource &
                                   Investment, Inc. (a development and
                                   construction company) since 1985.

Dr. Roger P. Martin (58)  2001     Medical doctor and senior partner and
                                   founder of Lanier OB-GYN Associates since
                                   1979.
__________________________________
* Ann M. Palmour is the mother of Shelley Palmour Anderson.


COMPLIANCE WITH SECTION 16(A)

     Because the Company had no class of equity securities registered pursuant to Section 12 of the Exchange Act during the period covered by this report, its securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the total compensation paid by the Company during fiscal years 2000 and 2001 to its President and Chief Executive Officer. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal years 2000 and 2001. No compensation was paid by the Company during fiscal year 1999.

                                               Annual         Long-Term
                                            Compensation     Compensation
                                            ------------     ------------
                                                              Number of
                                                              Securities
     Name and Position          Year         Salary ($)   Underlying Options
     -----------------          ----         ----------   ------------------
     Gary H. Anderson,          2001          105,000               0
     President and CEO          2000           33,333          12,000

EMPLOYMENT AGREEMENT

     Effective September 1, 2000, the Company entered into an employment agreement with Mr. Anderson regarding his employment as the President and Chief Executive Officer of the Company. Under the terms of the employment agreement, Mr. Anderson received an salary of $100,000 through the remainder of 2000, $105,000 per year beginning January 1, 2001 and until NBOG Bank opens for business and $125,000 per year thereafter. At the end of each year of operation after NBOG Bank becomes profitable, he may receive a cash bonus subject to the Bank exceeding certain performance targets which shall be determined annually by the Compensation Committee. The Company has granted Mr. Anderson stock options to purchase 12,000 shares, exercisable in installments of 2,400 shares over five years, beginning with the first day of the fiscal year in which NBOG Bank becomes profitable on a cumulative basis. The exercise price is equal to the greater of the common stock's book value as of the beginning of each fiscal year or $10.00. The Company also provides him with an automobile allowance of $500 per month, and such other benefits which are commensurate with his responsibilities and position.

     The initial term of Mr. Anderson's employment commenced on September 1, 2000, and will continue until August 31, 2005. At the end of the initial term of employment and at the end of each succeeding twelve-month period, the agreement will be extended for a successive twelve-month period unless either party provides notice of his or its intent not to extend the agreement. Mr. Anderson may be terminated by NBOG Bank and the Company for "cause" (as defined in the agreement) and upon Mr. Anderson's death or "complete disability" (as defined in the agreement).

     If Mr. Anderson is terminated other than for cause, the Company will be required to pay the compensation due under the agreement for a period of twelve months. In case Mr. Anderson's employment is terminated (other than for cause) within the first year after the occurrence of a change of control of NBOG Bank, Mr. Anderson will be entitled to twelve months salary. If his employment is terminated (other than for cause) at a date which is more than one year after a change of control, Mr. Anderson will be entitled to twelve months salary for each year of employment with the Company, not to exceed three (3) years. Mr. Anderson will be prohibited from being employed in the banking business within Gainesville and Hall County for a period of twelve months from the date of termination for cause and six months from the date of termination for other than cause.

     The Company did not grant any stock option or stock appreciation rights or awards under any long-term incentive plan during 2001. Additionally, no options were exercised by our named executive officers in fiscal year 2001.

DECEMBER 31, 2001 OPTION VALUES

                            Number of Shares           Value of Unexercised
                           Underlying Options          In-the-Money Options
     Name              (Exercisable/Unexercisable)  (Exercisable/Unexercisable)
     ----              ---------------------------  ---------------------------
  Gary H. Anderson,               0/12,000                     0/0
  President and CEO

DIRECTORS' COMPENSATION

The directors of the Company and NBOG Bank will not be compensated separately for their services as directors until net profits of the Company and NBOG Bank exceed the Company's net losses since inception on a cumulative basis.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 25, 2002 by (a) each director and executive officer of the Company and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Other than the directors and executive officers listed below, we are unaware of any holder of more than 5% of the Company's common stock. Additionally, the address of each person is 897
Dorsey Street, Gainesville, Georgia 30501.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the date of this report.


       SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

                               Number      Percent
Name of Beneficial Owner     of Shares     of Class    Nature of Ownership
------------------------     ---------     --------    -------------------
Paula M. Allen                17,500          2.8
J. Darwin Allison, Jr.        20,000          3.2
Gary H. Anderson              20,000          3.2
Shelly Palmour Anderson       10,100          1.6
Kathy L. Cooper               10,000          1.6
Anne L. Davenport             10,000          1.6
Gilbert T. Jones, Sr.         30,800          4.9
Ann M. Palmour                20,036          3.2
Roger P. Martin               30,600          4.9     Consists of 30,600 shares
                                                      held by Lanier OB-GYN
                                                      Associates Profit Sharing
                                                      Trust f.b.o. Roger P.
                                                      Martin
Wendell A. Turner             40,600          6.4     Consists of 40,6000 shares
                                                      held by Lanier OB-GYN
                                                      Associates Profit Sharing
                                                      Trust f.b.o. Wendell A.
                                                      Turner
All Directors and
 Executive Officers
 as a Group                  209,636         33.2


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LINE OF CREDIT

     Ten of the Company's directors guaranteed a $ 1,200,000, one-year line of credit from The Bankers Bank to the Company which was granted on January 24, 2002. The Company used advances totaling $ 1,026,840 from this line of credit to pay expenses relating to the initial public offering and to the organization and pre-opening of the Company and NBOG Bank. As of March 25, 2002, the Company has paid off this line of credit.

LENDING AND OTHER MATTERS

     The Company's directors and officers, and the businesses and other organizations with which they are associated, from time to time may have banking transactions in the ordinary course of business with NBOG Bank. NBOG Bank's policy is that any loans or other commitments to those persons or entities be made in accordance with applicable law and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons or entities of similar standing. All transactions with affiliates must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of directors including a majority of disinterested directors.

     In addition, each loan by NBOG Bank to any officer, director or controlling person of NBOG Bank or any of its affiliates may be made only in compliance with the following conditions:

The loan:

     . must be evidenced by a promissory note naming NBOG Bank as payee and must contain an annual percentage rate which is reasonably comparable to that normally charged to non-affiliates by other commercial lenders for similar loans made in NBOG Bank's locale;
     . must be repaid according to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans made to non-affiliates in NBOG Bank's locale;
     . must be made only if credit reports and financial statements, or other reasonable investigation appropriate in light of the nature and terms of the loan and which meet the loan policies normally used by other commercial lenders for similar loans made to non-affiliates in NBOG Bank's locale, show the loan to be collectible and the borrower a satisfactory credit risk; and
     . the purpose of the loan and the disbursement of proceeds are reviewed and monitored in a manner comparable to that normally used by other commercial lenders for similar loans made in NBOG Bank's locale.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

          A.  EXHIBITS.

    Exhibit
    Number                    Description

     3.1 Articles of Incorporation of Registrant incorporated by reference to Exhibit 3(i) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

     3.2 Bylaws of Registrant, incorporated by reference to Exhibit 3(ii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

    10.1 Employment Agreement dated August 22, 2000, among The National Bank of Gainesville (In Organization), NBOG Bancorporation, Inc. and Gary H. Anderson, incorporated by reference to
                  Exhibit 10(ii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

    10.2 NBOG Bancorporation, Inc.'s 2000 Stock Option Plan, incorporated by reference to Exhibit 10(v) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

    10.3 Agreement commencing October 23, 2000 between NBOG Bancorporation, Inc. and Southeast Financial Holding, Inc., incorporated by reference to Exhibit 10 (vii) of Registration Statement on Form SB-2, File No. 333-47280, filed on
                  October 4, 2000.

    10.4 Letter agreement dated May 31, 2000, between NBOG Bancorporation, Inc. and Bank Resources, Inc., incorporated by reference to Exhibit 10(viii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

    10.5 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 24, 2002.*

    10.6 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 31, 2002.*

    10.7 Lease Agreement for the temporary main office facility between NBOG Bancorporation, Inc.*

    10.8 Purchase Agreement for the land at the site for the permanent main office facility.*

    13.1 NBOG Bancorporation, Inc.'s 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this report.

    21            Subsidiaries of Registrant.
_______________________________

*  To be filed by amendment.

          B.  REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.


            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company's 2001 Annual Report to security holders is included in this Annual Report on Form 10-KSB at Exhibit 13.1.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NBOG BANCORPORATION, INC.

                              By:  /s/ Gary H. Anderson
                                   ---------------------------------------
                              Gary H. Anderson,
                              President and Chief Executive Officer

                              Date:  March 29, 2002


                         POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Gary H. Anderson and Ann M. Palmour, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of NBOG Bancorporation and in the capacities and on the dates indicated.

          Signature                    Title                      Date
          ---------                    -----                      ----
/s/ Gary H. Anderson           President and Chief Executive  March 29, 2002
-------------------------
Gary H. Anderson

/s/ Ann M. Palmour             Chairman and Director          March 29, 2002
-------------------------
Ann M. Palmour

                               Director                       __________, 2002
-------------------------
Paula M. Allen

                               Vice Chairman and Director     __________, 2002
-------------------------
J. Darwin Allison, Jr.

/s/ Shelley Palmour Anderson   Director and Treasurer         March 29, 2002
----------------------------
Shelley Palmour Anderson

                               Director and Secretary         __________, 2002
----------------------------
Kathy L. Cooper

/s/ Anne L. Davenport          Director                       March 29, 2002
----------------------------
Anne L. Davenport

/s/ Gilbert T. Jones, Sr.      Director                       March 29, 2002
----------------------------
Gilbert T. Jones, Sr.

/s/ Roger P. Martin, Sr.       Director                       March 29, 2002
----------------------------
Dr. Roger P. Martin, Sr.

/s/ Wendell A. Turner, M.D.
----------------------------
Dr. Wendell A. Turner          Director                       March 29, 2002


                                EXHIBIT INDEX

Exhibit
Number                                    Description
-------                                   -----------
3.1 Articles of Incorporation of Registrant incorporated by reference to Exhibit 3(i) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2 Bylaws of Registrant, incorporated by reference to Exhibit 3(ii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1      Employment Agreement dated August 22, 2000, among The National
          Bank of Gainesville (In Organization), NBOG Bancorporation, Inc. and Gary H. Anderson, incorporated by reference to Exhibit 10(ii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.2 NBOG Bancorporation, Inc.'s 2000 Stock Option Plan, incorporated by reference to Exhibit 10(v) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.3 Agreement commencing October 23, 2000 between NBOG Bancorporation, Inc. and Southeast Financial Holding, Inc., incorporated by reference to Exhibit 10 (vii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.4 Letter agreement dated May 31, 2000, between NBOG Bancorporation, Inc. and Bank Resources, Inc., incorporated by reference to Exhibit 10(viii) of Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.5 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 24, 2002.*

10.6 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 31, 2002.*

10.7 Lease Agreement for the temporary main office facility between NBOG Bancorporation, Inc.*

10.8 Purchase Agreement for the land at the site for the permanent main office facility.*

13.1 NBOG Bancorporation, Inc.'s 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this report.

21        Subsidiaries of Registrant.
________________________
*  To be filed by amendment.