Form 10QSB
period 2002-03-31
NBOG BANCORPORATION INC
filed 2002-05-15
CIK 1124676

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002.

                              OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934
      For the transition period from               to
                                     -------------    -------------

                  Commission File No. 333-47280

                     NBOG BANCORPORATION, Inc.
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          GEORGIA                           58-2554464
  ------------------------   ------------------------------------
  (State of Incorporation)   (I.R.S. Employer Identification No.)

          807 Dorsey Street, Gainesville, Georgia 30501
  --------------------------------------------------------------
          (Address of Principal Executive Offices)

                          (770) 297-8060
-------------------------------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

    1294 West Ridge Road, Suite E, Gainesville, Georgia 30501
    --------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year,
                   if Changed Since Last Report)

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

	Common stock, no par value per share, 630,622 shares outstanding as of May 10, 2002.



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -------  --------------------


                          NBOG BANCORPORATION, INC.
                           GAINESVILLE, GEORGIA
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                  March 31,    December 31,
------                                     2002         2001
                                       -----------    ----------
Cash and due from banks                $ 1,319,148    $     - -
Federal funds sold                       8,196,000          - -
                                       -----------    ----------
  Total cash and cash equivalents        9,515,148          - -
Investment securities:
 Securities available for sale,
  at market values                         182,550          - -
Loans, net                                 407,347          - -
Property and equipment, net                562,251       264,937
Deferred registration costs                   - -        264,517
Other assets                                41,186        39,153
                                       -----------    ----------

 Total Assets                          $10,708,482    $  568,607
                                       ===========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits         $   227,876    $     - -
 Interest bearing deposits               4,912,780          - -
                                       -----------    ----------
  Total deposits                       $ 5,140,656    $     - -
Borrowings                                 225,000     1,082,140
Other liabilities                           14,245        20,649
                                       -----------    ----------
 Total liabilities                     $ 5,379,901    $1,102,789
                                       -----------    ----------

Commitments and contingencies

Stockholders' Equity:
Preferred stock, zero par value,
 10,000,000 shares authorized,
 no shares issued or outstanding       $      - -     $     - -
Common stock, zero par value,
 50,000,000 shares authorized,
 630,622 and no shares issued and
 outstanding at March 31, 2002 and
 December 31, 2001, respectively         6,040,282           200
Stock subscription receivable                 - -           (200)
Retained (deficit)                        (711,701)     (534,182)
                                       -----------    ----------
 Total Stockholders' Equity            $ 5,328,581)   $ (534,182)
                                       -----------    ----------
 Total Liabilities and
  Stockholders' Equity                 $10,708,482    $  568,607
                                       ===========    ==========

     Refer to notes to the consolidated financial statements.



                     NBOG BANCORPORATION, INC.
                      GAINESVILLE, GEORGIA
          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                          For the three-months
                                             ended March 31,
                                        -------------------------
                                           2002           2001
                                           ----           ----
Interest income                         $  56,919      $    - -
Interest expense                            9,987         10,197
                                        ---------      ---------
Net interest income                        46,932        (10,197)

Provision for possible loan losses      $   3,808      $    - -
                                        ---------      ---------

Net interest income after provision
 for possible loan losses               $  43,124      $ (10,197)
                                        ---------      ---------

Other income:
 Service charges on deposit accounts    $    - -       $    - -
 Other fee income                               2           - -
                                        ---------      ---------
  Total other income                    $       2      $    - -
                                        ---------      ---------

Operating expenses:
  Organizational expenses               $    - -       $  33,542
  Salaries and benefits                   169,631         30,917
  Depreciation expense                      1,951          2,268
  Legal and professional                    4,000           - -
  Rent expense                              3,350          3,538
  Utilities and telephone                   7,267          2,594
  Conferences, conventions                 10,451          3,548
  Other expenses                           23,995          7,295
                                        ---------      ---------
   Total expenses                       $ 220,645      $  83,702
                                        ---------      ---------

Net (loss)                              $(177,519)     $ (93,899)
                                        =========      =========

Basic (loss) per share                  $    (.28)     $    N/A
                                        =========      =========

Diluted (loss) per share                $    (.28)     $    N/A
                                        =========      =========

       Refer to notes to the consolidated financial statements.



                   NBOG BANCORPORATION, INC.
                     GAINESVILLE, GEORGIA
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                             For the three-months
                                                ended March 31,
                                        -------------------------
                                             2002          2001
                                             ----          ----
Net cash provided by
 operating activities                   $    84,320    $ (121,189)
                                        -----------    ----------
Cash flows from investing activities:
 Increase in loans                      $  (411,155)   $     - -
 Purchase of securities                    (182,550)         - -
 Purchase of fixed assets                  (299,265)     (235,047)
                                        -----------    ----------
Net cash used in investing activities   $  (892,970)   $ (235,047)
                                        -----------    ----------

Cash flows from financing activities:
 Proceeds from sale of stock            $ 6,040,282    $     - -
 Increase in deposits                     5,140,656          - -
 Decrease in notes payable                 (857,140)      359,600
                                        -----------    ----------
Net cash provided
 from financing activities              $10,323,798    $  359,600
                                        -----------    ----------

Net increase in cash
 and cash equivalents                   $ 9,515,148    $    3,364
Cash and cash equivalents,
 beginning of period                           - -            609
                                        -----------    ----------
Cash and cash equivalents,
 end of period                          $ 9,515,148    $    3,973
                                        ===========    ==========

          Refer to notes to the consolidated financial statements.



                     NBOG BANCORPORATION, INC.
                      GAINESVILLE, GEORGIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2002


                                                       Accumulated
                          Common Stock                   Other
                        ------------------               Compre-
                        No. of    Common      Retained   hensive
                        Shares    Stock       (Deficit)  (Loss)      Total
                        ------   ---------    --------   ------      -----

Balance,
December 31,
  2000                    --     $    --    $ (144,566) $   --     $  (144,566)
                       ---------  ---------  ---------   --------   ----------

Comprehensive income:
Net loss,
 three-month
 period ended
 March 31, 2001           --          --       (93,899)     --         (93,899)
Net unrealized
 gain on securities,
 three-month
 period ended
 March 31, 2001            --          --        --         --            --
                       ---------  ---------  ---------   ---------  ----------
Total
 comprehensive
 income                   --          --       (93,899)     --         (93,899)
                       ---------  ---------  ---------   ---------  ----------

Balance,
 March 31,
 2001                     --     $    --    $ (238,465) $   --     $  (238,465)
                       =========  =========  =========   =========  ==========

-------------------------------------------

Balance,
 December 31,
 2001                     --     $    --    $ (534,182) $   --     $  (534,182)
                       ---------  ---------  ---------   ---------  ----------

Net proceeds from
 sale of 630,522
 shares                  630,622  6,040,282      --         --       6,040,282

Comprehensive income:
Net loss,
 three-month
 period ended
 March 31, 2002           --          --       (177,519)    --        (177,519)
Net unrealized
 gain on securities,
 three-month
 period ended
 March 31, 2002            --          --        --         --            --
                       ---------  ---------  ---------   ---------  ----------
Total
 comprehensive
 income                   --          --       (177,519)    --        (177,519)
                       ---------  ---------  ---------   ---------  ----------

Balance,
 March 31,
 2002                    630,622 $6,040,282 $ (711,701) $   --     $ 5,328,581
                       =========  =========  =========   =========  ==========

           Refer to notes to the consolidated financial statements.



                         NBOG BANCORPORATION, INC.
                           GAINESVILLE, GEORGIA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - SUMMARY OF ORGANIZATION

	NBOG Bancorporation, Inc., Gainesville, Georgia (the "Company") is a one-bank holding company with respect to a de novo bank, The National Bank of Gainesville, Gainesville, Georgia (the "Bank"). Prior to the Company's incorporation on June 20, 2000, a group of organizers, on November 2, 1999 formed GSB LLC ("GSB") to facilitate in the initial process of organizing and forming both the Company and the Bank. On August 10, 2000, GSB merged with and into the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by GSB from inception have been transferred to the Company. Consequently, all financial transactions undertaken by GSB from inception until March 31, 2002 are reflected in the Company's financial statements as of and for the period ended March 31, 2002.

	The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company sold 630,622 shares of its common stock for $6,040,282, net of selling expenses. The Company also received final approvals from bank regulators to commence banking operations. Accordingly, on March 25, 2002, the Company's subsidiary Bank commenced banking operations, and the Company ceased to operate as a "development stage enterprise."


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion
No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No.
19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".
FASB 143 is effective for fiscal years beginning after December 15, 2002.
The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB
144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

	As discussed earlier under Note 2, our banking operations commenced March 25, 2002. The Company cautions against comparing results obtained in periods prior to the commencement of banking operations with results obtained after commencement of our banking operations; in fact, such comparisons may not be meaningful and may possibly be misleading.

	Total assets increased by $10.1 million, from $.6 million at December 31, 2001 to $10.7 million at March 31, 2002. More specifically, cash and cash equivalents increased by $9.5 million, from zero at December 31, 2001 to $9.5 million at March 31, 2002; securities increased by $.2 million, from no securities at December 31, 2001 to $.2 million at March 31, 2002; loans increased by $.4 million, from no loans at December 31, 2001 to $.4 million at March 31, 2002; property and equipment increased by $.3 million, from $.3 million at December 31, 2001 to $.6 million at March 31, 2002; and all other remaining assets decreased by $.3 million, from $.3 million at December 31, 2001 to none at March 31, 2002. To fund the growth in assets, deposits increased by $5.1 million, from no deposits at December 31, 2001 to $5.1 million at March 31, 2002; the capital accounts grew by $5.8 million, from a negative $.5 million at December 31, 2001 to $5.3 million at March 31, 2002; and other liabilities decreased by $.9 million, from $1.1 million at December
31, 2001 to $.2 million at March 31, 2002.


Liquidity and Sources of Capital
--------------------------------

	From its inception until March 25, 2002, the Company's operations were funded primarily through loans and other borrowings. On March 22, 2002, the Company received approximately $6.3 million from the sale of its common stock to the public. Soon thereafter, the Company injected $6.0 million into the Bank's capital accounts and used the majority of the remaining funds to pay-off debt it had incurred during the development stage.

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers.
he March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9.5 million, representing 88.9% of total assets. Investment securities, which amounted to $.2 million, or 1.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner.
The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                             March 31, 2002       by the OCC
                             --------------      ----------------
     Leverage ratio               65.8%                4.0%
     Risk weighted ratio         176.1%                8.0%


Results of Operations
---------------------

	For the three-month period ended March 31, 2002, net (loss) amounted to $(177,519), or $(.28) per both basic and diluted share. For the three-month period ended March 31, 2001, net (loss) amounted to $(93,899). Below is a brief discussion outlining the primary differences in the results operations when comparing the three-month period ended March 31, 2002 with the three-month period ended March 31, 2001.

a. Net interest income increased by approximately $57,000, from $(10,000) for three month period ended March 31, 2001 to $47,000 for the three-month period ended March 31, 2002. The reason for the above improvement is as follows: During the three-month period ended March 31, 2002, the Company had interest earning assets while during the three-month period ended March 31, 2001 banking operations had not commenced. For the three-month period ended March 31, 2002, average earning assets amounted to $6.1 million, average yield on earning assets amounted to 3.78%, the average cost of funds was 4.26%, and the net yield on average earning assets was 3.12%.

b. Operating expenses were approximately $137,000 higher during the three-month period ended March 31, 2002 when compared to the three-month period ended March 31, 2001. As discussed earlier, banking operations commenced March 25, 2002, necessitating the need for a full staff and other attendant expenses during the three-month period ended March 31, 2002.

	As of March 31, 2002, the allowance for loan losses amounted to $3,808 As a percent of gross loans, the allowance for loan losses amounted to .93%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

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


Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  Not applicable.

         (d) The effective date of the Registration Statement is November 17, 2000. The file number assigned to the Registration Statement by the Securities and Exchange Commission is 333-47280.

            2.  The Offering commenced on December 28, 2000.

            3. The Offering did not terminate prior to the initial sale of any securities.

            4(i)    The Offering was terminated November 30, 2001.

            4(ii)   There are no managing underwriters.

            4(iii) The only class of securities registered is the Registrant's no-par-value common stock.

            4(iv) Pursuant to the Registration Statement, a minimum of 625,000 shares of common stock and a maximum of 1,000,000 shares of common stock were registered for sale at an Offering price of $10.00 per share, or an aggregate minimum of $6,250,000 and maximum of $10,000,000. By November 30,
                    2001 when the Offering was terminated, 630,622 shares of the Registrant's common stock were sold for an aggregate offering price of $6,306,220.

            4(v) As of March 22, 2002, the date when escrow funds were released to Registrant, the Registrant had incurred $265,938 in selling expenses, none of which was paid to underwriters or either directly or indirectly to the Registrant's directors, officers, general partners, affiliates or to persons owning 10 percent or more of the Registrant's common stock.

            4(vi) The net Offering proceeds to the Registrant amounted to $6,040,282.

            4(vii) The net proceeds from the sale of Registrant's common stock, including interest in the amount of $52,573 earned while proceeds were held in escrow, amounted to $6,092,855. The Registrant borrowed an additional $201,973 and utilized the proceeds as follows:

                     Investment in subsidiary Bank               $ 6,000,000
                     Pay-off operating expenses
                      incurred since inception                       275,158
                     Working capital funds                            19,670
                                                                 -----------
                     Total                                       $ 6,294,828
                                                                 ===========

                    The subsidiary bank, National Bank of Gainesville (the "Bank") utilized the $6,000,000 as follows:

                     Acquire property, plant and equipment       $   335,983
                     Pay-off Bank's pre-opening expenses             419,500
                     Fund deposits and prepaids                       35,086
                     Funds available for banking operations        5,209,431
                                                                 -----------
                     Total                                       $ 6,000,000
                                                                 ===========

                    Note that no funds received from the sale of stock were used for direct or indirect payments to directors, officers, general partners, affiliates or to persons owning 10 percent or more of Registrant's common stock.

            4(viii) Material changes from prospectus to actual use of proceeds:

                    There is no material change so far as the Bank is concerned with respect to "Use of Proceeds" described in the Prospectus. However, the Registrant encountered the following changes with respect to "Use of Proceeds:"

                                               Prospectus        Actual
                                              ----------      ----------
                     Proceeds from
                     sale of stock            $6,250,000      $6,306,220
                     Selling expenses               - -         (265,938)
                     Pre-opening
                      expenses, net             (150,000)       (222,585)
                     Working capital            (100,000)        (19,670)
                     Borrowings                     - -          201,973
                                              ----------      ----------
                     Funds invested in Bank   $6,000,000      $6,000,000
                                              ==========      ==========


Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         This item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

On March 21, 2002, the shareholders of the Company elected by unanimous written consent the following persons to serve as Class II Directors of the Company for a three-year term, to serve until their successors are elected and qualified:

                                        Votes    Votes      Term
                               Class     For    Withheld  Expiring
                               -----    -----   --------  --------
Paula M. Allen                  II       200       0        2005
J. Darwin Allison               II       200       0        2005
Shelley Palmour Anderson        II       200       0        2005
Roger P. Martin                 II       200       0        2005

The following directors are continuing directors of the Company and will serve until the annual meeting of shareholders in the year indicated below and until their successors are elected and qualified:


                                        Votes    Votes      Term
                               Class     For    Withheld  Expiring
                               -----    -----   --------  --------
Gary H. Anderson                I        200       0        2004
Ann M. Palmour                  I        200       0        2004
Wendell A. Turner               I        200       0        2004
Kathy L. Cooper                 III      200       0        2003
Anne L. Davenport               III      200       0        2003
Gilbert T. Jones, Sr.           III      200       0        2003

No other matters were presented or voted on during the three-month period ended March 31, 2002.


Item 5.  Other Information.
         ------------------

         This item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits.

              Exhibit 10.5 Promissory Note between NBOG Bancorporation, Inc., and The Bankers Bank, dated January 24, 2002
              Exhibit 10.6 Promissory Note between NBOG Bancorporation, Inc., and The Bankers Bank, dated January 31, 2002
              Exhibit 10.7 Lease Agreement the temporary main office facility between Bank & Business Systems, Inc., and The National Bank of Gainesville, dated December 31, 2001
              Exhibit 10.8 Option to Purchase the land at the site for the main office facility between the City of Gainesville and NBOG Bancorporation, Inc., dated September 11, 2000. (NBOG Bancorporation, Inc. exercised its option to purchase the land on January 31, 2001).

         (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended March 31, 2002.



                                    SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NBOG BANCORPORATION, Inc.
                             -----------------------------------------
                             (Registrant)


Date: May 14, 2002       BY: /s/ Gary H. Anderson
      ----------------       -----------------------------------------
                             Gary H. Anderson
                             President and Chief Executive Officer
                             (Principal Executive, Financial and Accounting
                              Officer)