Form 10QSB
period 2002-06-30
NBOG BANCORPORATION INC
filed 2002-08-13
CIK 1124676

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2002.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
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

              807 Dorsey Street, Gainesville, Georgia 30501
           ----------------------------------------------------
               (Address of Principal Executive Offices)

                          (770) 297-8060
           ----------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)


           ----------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        -----            -----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, no par value per share, 655,622 shares outstanding as of August 6, 2002.



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                      NBOG BANCORPORATION, INC.
                        GAINESVILLE, GEORGIA
              CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                   June 30,     December 31,
------                                     2002          2001
                                        ----------     ---------
Cash and due from banks                $   359,009    $     - -
Federal funds sold                      16,036,000          - -
                                        ----------     ---------
  Total cash and cash equivalents       16,395,009          - -
Investment securities:
 Securities available for sale,
  at market values                       6,254,197          - -
Loans, net                               5,658,663          - -
Property and equipment, net                598,852       264,937
Deferred registration costs                   - -        264,517
Other assets                               149,638        39,153
                                        ----------     ---------
 Total Assets                          $29,056,359    $  568,607
                                        ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
 Non-interest bearing deposits         $   672,909    $     - -
 Interest bearing deposits              23,048,074          - -
                                        ----------     ---------
  Total deposits                       $23,720,983    $     - -
Borrowings                                    - -      1,082,140
Other liabilities                          195,377        20,649
                                        ----------     ---------
 Total liabilities                     $23,916,360    $1,102,789
                                        ----------     ---------

Commitments and contingencies

Stockholders' Equity:
Preferred stock, zero par value,
 10,000,000 shares authorized,
 no shares issued or outstanding       $      - -     $     - -
Common stock, zero par value,
 50,000,000 shares authorized,
 655,622 and no shares issued and
 outstanding at June 30, 2002 and
 December 31, 2001, respectively         6,282,782           200
Stock subscription receivable                 - -           (200)
Retained (deficit)                      (1,148,998)     (534,182)
Accumulated other comprehensive income       6,215          - -
                                        ----------     ---------
 Total Stockholders' Equity            $ 5,139,999    $ (534,182)
                                        ----------     ---------
 Total Liabilities and
  Stockholders' Equity                 $29,056,359    $  568,607
                                        ==========     =========


      Refer to notes to the consolidated financial statements.



                     NBOG BANCORPORATION, INC.
                      GAINESVILLE, GEORGIA
         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                          For the three-months
                                             ended June 30,
                                        ------------------------
                                           2002           2001
                                           ----           ----
Interest income                         $ 199,152      $    - -
Interest expense                          202,788         11,164
                                         --------       --------
Net interest income (loss)                 (3,636)       (11,164)

Provision for possible loan losses      $  53,350      $    - -
                                         --------       --------

Net interest income (loss) after
 provision for possible loan losses     $ (56,986)     $ (11,164)
                                         --------       --------

Other income:
 Service charges on deposit accounts    $   2,100      $    - -
 Other fee income                           1,482           - -
                                         --------       --------
  Total other income                    $   3,582      $    - -
                                         --------       --------

Operating expenses:
  Organizational expenses               $     468      $   5,124
  Salaries and benefits                   190,452         55,447
  Depreciation expense                     19,125          2,268
  Legal and professional                   27,665           - -
  Advertising and public relations         42,146           - -
  Data processing                           7,337           - -
  ATM processing                           14,673           - -
  Rent expense                             15,171          4,020
  Utilities and telephone                   9,504          3,146
  Conferences, conventions                  1,102          1,553
  Other expenses                           56,250          7,496
                                         --------       --------
   Total expenses                       $ 383,893      $  79,054
                                         --------       --------

Net (loss)                              $(437,297)     $ (90,218)
                                         ========       ========

Basic (loss) per share                  $    (.68)     $    N/A
                                         ========       ========

Diluted (loss) per share                $    (.68)     $    N/A
                                         ========       ========


       Refer to notes to the consolidated financial statements.



                 NBOG BANCORPORATION, INC.
                   GAINESVILLE, GEORGIA
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           For the six-months
                                             ended June 30,
                                        ------------------------
                                           2002           2001
                                           ----           ----
Interest income                         $ 256,071      $    - -
Interest expense                          212,775         21,360
                                         --------       --------
Net interest income                        43,296        (21,360)

Provision for possible loan losses      $  57,158      $    - -
                                         --------       --------

Net interest income (loss) after
 provision for possible loan losses     $ (13,862)     $ (21,360)
                                         --------       --------

Other income:
 Service charges on deposit accounts    $   2,100      $    - -
 Other fee income                           1,484           - -
                                         --------       --------
  Total other income                    $   3,584      $    - -
                                         --------       --------

Operating expenses:
  Organizational expenses               $     468      $  38,666
  Salaries and benefits                   360,083         86,364
  Depreciation expense                     21,076          4,535
  Legal and professional                   31,665           - -
  Advertising and public relations         43,964           - -
  Data processing                           7,473           - -
  ATM processing                           16,031           - -
  Rent expense                             18,521          7,103
  Utilities and telephone                  16,771          5,740
  Conferences, conventions                 11,553          5,101
  Other expenses                           76,933         15,248
                                         --------       --------
   Total expenses                       $ 604,538      $ 162,757
                                         --------       --------

Net (loss)                              $(614,816)     $(184,117)
                                         ========       ========

Basic (loss) per share                  $    (.91)     $    N/A
                                         ========       ========

Diluted (loss) per share                $    (.91)     $    N/A
                                         ========       ========


     Refer to notes to the consolidated financial statements.



                   NBOG BANCORPORATION, INC.
                    GAINESVILLE, GEORGIA
       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                             For the six-month
                                           period ended June 30,
                                         --------------------------
                                              2002          2001
                                              ----          ----
Net cash used by operating activities    $   (205,828)   $ (308,088)
                                          -----------     ---------
Cash flows from investing activities:
 Increase in loans                       $ (5,715,821)   $     - -
 Purchase of securities, AFS               (6,251,927)         - -
 Purchase of fixed assets                    (353,040)     (235,182)
                                          -----------     ---------
Net cash used in investing activities    $(12,320,788)   $ (235,182)
                                          -----------     ---------

Cash flows from financing activities:
 Increase in deposits                    $ 23,720,983    $     - -
 Issuance of stock, net                     6,282,782          - -
 (Decrease) in notes payable               (1,082,140)      547,600
                                          -----------     ---------
Net cash provided
 from financing activities               $ 28,921,625    $  547,600
                                          -----------     ---------

Net increase in cash
 and cash equivalents                    $ 16,395,009    $    4,330
Cash and cash equivalents,
 beginning of period                             - -            609
                                          -----------     ---------
Cash and cash equivalents, end of period $ 16,395,009    $    4,939
                                          ===========     =========


       Refer to notes to the consolidated financial statements.



                         NBOG BANCORPORATION, INC.
                          GAINESVILLE, GEORGIA
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
            FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2002


                                                        Accumulated
                         Common Stock                    Other
                       ------------------                Compre-
                       No. of    Common       Retained   hensive
                       Shares    Stock        (Deficit)  (Loss)      Total
                       ------   ---------     --------   ------      -----

Balance,
December 31,
  2000                   --     $    --    $  (144,566) $   --     $  (144,566)
                      ---------  ---------  ----------   --------   ----------

Comprehensive income:
Net loss,
 six-month
 period ended
 June 30, 2001           --          --       (184,117)     --        (184,117)
Net unrealized
 gain on securities,
 six-month
 period ended
 June 30, 2001            --          --         --         --            --
                      ---------  ---------  ----------   ---------  ----------
Total
 comprehensive
 income                  --          --       (184,117)     --        (184,117)
                      ---------  ---------  ----------   ---------  ----------

Balance,
 June 30,
 2001                    --     $    --    $  (328,683) $   --     $  (328,683)
                      =========  =========  ==========   =========  ==========

-------------------------------------------

Balance,
 December 31,
 2001                    --     $    --    $  (534,182) $   --     $  (534,182)
                      ---------  ---------  ----------   ---------  ----------

Net proceeds from
 sale of 655,622
 shares                 655,622  6,282,782       --         --       6,282,782

Comprehensive income:
Net loss,
 six-month
 period ended
 June 30, 2002           --          --        (614,816)    --        (614,816)
Net unrealized
 gain on securities,
 six-month
 period ended
 June 30, 2002            --          --         --          6,215       6,215
                      ---------  ---------  ----------   ---------  ----------
Total
 comprehensive
 income                  --          --        (614,816)     6,215    (608,601)
                      ---------  ---------  ----------   ---------  ----------

Balance,
 June 30,
 2002                   655,622 $6,282,782 $(1,148,998) $    6,215 $ 5,139,999
                      =========  =========  ==========   =========  ==========

           Refer to notes to the consolidated financial statements.



                         NBOG BANCORPORATION, INC.
                          GAINESVILLE, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2002



NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - SUMMARY OF ORGANIZATION

	NBOG Bancorporation, Inc., Gainesville, Georgia (the "Company") is a one-bank holding company with respect to a de novo bank, The National Bank of Gainesville, Gainesville, Georgia (the "Bank"). Prior to the Company's incorporation on June 20, 2000, a group of organizers, on November 2, 1999 formed GSB LLC ("GSB") to facilitate in the initial process of organizing and forming both the Company and the Bank. On August 10, 2000, GSB merged with and into the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by GSB from inception have been transferred to the Company. Consequently, all financial transactions undertaken by GSB from inception until June 30, 2002 are reflected in the Company's financial statements as of and for the period ended June 30, 2002.

	The Company closed its initial public offering of common stock on November 30, 2001, having sold 630,622 shares for total proceeds of $6,306,220. The subscription proceeds from the offering were released from escrow on March 22, 2002, and shares of the Company's common stock were issued to investors on March 25, 2002. The Company used $6,000,000 of the proceeds from the offering to purchase all of the outstanding common stock of the Bank. The Bank is currently the Company's sole subsidiary, and the Company conducts substantially all of its operations through the Bank. Additionally, on May 23, 2002, the Company sold 25,000 shares of its common stock for $250,000 through a private offering exempt from registration under the Securities Act of 1933.

	The Bank received final approvals from bank regulators to commence banking operations on March 21, 2002. Accordingly, on March 25, 2002, the Company's subsidiary Bank commenced banking operations, and the Company ceased to operate as a "development stage enterprise."


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

	As discussed earlier under Note 2, our banking operations commenced March 25, 2002. The Company cautions against comparing results obtained in periods prior to the commencement of banking operations with results obtained after commencement of our banking operations; in fact, such comparisons may not be meaningful and may possibly be misleading.

	Total assets increased by $28.5 million, from $.6 million at December 31, 2001 to $29.1 million at June 30, 2002. More specifically, cash and cash equivalents increased by $16.4 million, from zero at December 31, 2001 to $16.4 million at June 30, 2002; securities increased by $6.3 million, from no securities at December 31, 2001 to $6.3 million at June 30, 2002; loans increased by $5.7 million, from no loans at December 31, 2001 to $5.7 million at June 30, 2002; property and equipment increased by $.3 million, from $.3 million at December 31, 2001 to $.6 million at June 30, 2002; and all other remaining assets decreased by $.2 million, from $.3 million at December 31, 2001 to $.1 million at June 30, 2002. To fund the growth in assets, deposits increased by $23.7 million, from no deposits at December 31, 2001 to $23.7 million at June 30, 2002; the capital accounts grew by $5.7 million, from a negative $.5 million at December 31, 2001 to $5.2 million at June 30, 2002; and other liabilities decreased by $.9 million, from $1.1 million at December 31, 2001 to $.2 million at June 30, 2002.


Liquidity and Sources of Capital
--------------------------------

	From its inception until March 25, 2002, the Company's operations were funded primarily through loans and other borrowings. On March 22, 2002, the Company broke escrow and received approximately $6.3 million from the sale of its common stock to the public. Soon thereafter, the Company injected $6.0 million into the Bank's capital accounts and opened the Bank for business.
An additional $250,000 from the private sale of Company's common stock was raised subsequent to commencement of banking operations. Most of these funds were used to pay off the remainder of the Company's obligations that had been incurred prior to commencement of operations; the remaining funds are available for the Company's working capital needs

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 consolidated financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $16.4 million, representing 56.4% of total assets. Investment securities, which amounted to $6.3 million, or 21.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way, with the following exception: In order to attract deposits, the Bank, for a limited time, initiated a deposit gathering campaign wherein higher than market, promotional rates were offered on certificates of deposits (CDs). When these CDs mature, the Bank may again have to pay higher than market rates to keep them. It is noted that $9.1 million, or 38.5% of total deposits are comprised of CDs in amounts of $100,000 and over - these deposit instruments tend to be more sensitive to interest rates than deposits in amounts under $100,000.

	The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's          Minimum required
                        June 30, 2002          by the OCC
                        -------------       ----------------
Leverage ratio               25.6%                4.0%
Risk weighted ratio          54.9%                8.0%


Results of Operations
---------------------

	For the three-month period ended June 30, 2002, net loss amounted to $(437,297), or $(.68) per share. For the three-month period ended June 30, 2001, net loss amounted to $(90,218). Note that since banking operations commenced on March 25, 2002, the Company incurred higher operating expenses during the three-month period ended June 30, 2002, when it had 12 full-time and two part-time employees than in the three-month period ended June 30, 2001, when the Company had only 2 full-time and 2 part-time employees. Also, during the three-month period ended June 30, 2002 the Company had earning assets, while during the three-month period ended June 30, 2001 it had no earning assets.

	For the six-month period ended June 30, 2002, net (loss) amounted to $(614,816), or $(.91) per both basic and diluted share. For the six-month period ended June 30, 2001, net (loss) amounted to $(184,117). Below is a brief discussion outlining the primary differences in the results operations when comparing the six-month period ended June 30, 2002 with the six-month period ended June 30, 2001.

a. Net interest income increased by approximately $64,000, from $(21,000) for the six month period ended June 30, 2001 to $43,000 for the six-month period ended June 30, 2002. The reason for the above improvement is as follows: During the six-month period ended June 30, 2002, the Company had interest earning assets while during the six-month period ended
    June 30, 2001 banking operations had not commenced. For the six-month period ended June 30, 2002, average earning assets amounted to $17.0 million, average yield on earning assets amounted to 3.02%, the average cost of funds was 2.85%, and the net yield on average earning assets was .51%.

b. Operating expenses were approximately $442,000 higher during the six-month period ended June 30, 2002 when compared to the six-month period ended June 30, 2001. As discussed earlier, banking operations commenced March 25, 2002, necessitating the need for a full staff and other Attendant expenses during the six-month period ended June 30, 2002.

	As of June 30, 2002, the allowance for loan losses amounted to $57,158. As a percent of gross loans, the allowance for loan losses amounted to 1.0%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

	This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements appear in a number of places in this report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and
(iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.



                          PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

  (c) On May 23, 2002, the Company sold 25,000 shares of common stock, no par value, for $10.00 per share, or an aggregate offering price of $250,000. The Company sold the shares in a private placement to 14 "accredited investors," as that term is defined under Rule 501 of the Securities Act of 1933. No underwriters were involved in the private placement. Because the shares were sold to accredited investors in a private placement not involving a public offering, the sale of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

  (a)  Exhibits:  The following exhibit is filed with this report.

       Exhibit
        Number                              Description
       --------                             -----------
        99.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2002. On July 10, 2002, however, the Company filed a report on Form 8-K reporting a change in the Company's principal independent accountant to be effective as of September 30, 2002.



                                    SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NBOG BANCORPORATION, Inc.
                             -------------------------------------
                             (Registrant)


Date: August 6, 2002     BY:  /s/ Gary H. Anderson
      -----------------       ------------------------------------
                              Gary H. Anderson
                              President and Chief Executive Officer
                              (Principal Executive, Financial and
                               Accounting Officer)