Form 10QSB
period 2002-09-30
NBOG BANCORPORATION INC
filed 2002-11-13
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-------              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                          Commission File No. 333-86371

                            NBOG BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)


                Georgia                             58-2554464
      (State or other jurisdiction               (I.R.S. Employer
           of incorporation)                    Identification No.)


                                807 DORSEY STREET
                           GAINESVILLE, GEORGIA 30501
                         (Address of principal executive
                          offices, including zip code)

                                 (770) 297-8060
              (Registrant's telephone number, including area code)

                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X    NO
                                      ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   655,622  SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                OCTOBER 31, 2002

  Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                            NBOG BANCORPORATION, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                         Page No.
-----------------------------
Item 1. Financial Statements

   Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001 (Audited) . . . .     3

   Consolidated Statements of Operations (Unaudited)- Three Months and Nine Months
        Ended September 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

   Consolidated Statements of Comprehensive Income (Unaudited) - Nine Months Ended
       September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

   Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001 . .     6

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .     9

Item 3. Control and Procedures


PART  II.  OTHER  INFORMATION
-----------------------------

     Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

     Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . .   13

     Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

     Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .   13

     Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

     Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                 Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                            NBOG BANCORPORATION, INC.

                           Consolidated Balance Sheets



                                   Assets
                                   ------
                                                                     September 30,   December 31,
                                                                         2002            2001
                                                                      (unadited)       (audited)
                                                                    ---------------  -------------
Cash and due from banks                                             $      752,746              -
Federal funds sold                                                      12,034,000              -
                                                                    ---------------  -------------

     Cash and cash equivalents                                          12,786,746              -

Investment securities available-for-sale                                 7,061,404              -
Other investments                                                          182,550              -
Loans, net                                                              16,501,179              -
Premises and equipment, net                                                692,827        264,937
Deferred rgistration costs                                                       -        264,517
Other assets                                                               201,205         39,153
                                                                    ---------------  -------------
                                                                    $   37,425,911        568,607
                                                                    ===============  =============

                   Liabilities and Shareholders' Equity
                   ------------------------------------

Liabilities:
  Deposits:
     Demand                                                         $      936,413              -
     Interest bearing demand                                               277,725              -
     Savings                                                             2,962,088              -
     Time                                                               28,037,644              -
                                                                    ---------------  -------------

    Total deposits                                                      32,213,870              -

  Notes payable                                                                  -      1,082,140
  Other liabilities                                                        346,137         20,649
                                                                    ---------------  -------------

    Total liabilities                                                   32,560,007      1,102,789
                                                                    ---------------  -------------

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued and outstanding                                             -              -
  Common stock, no par value; 50,000,000 shares authorized;
    655,622 and no shares issued and outstanding at September
    30, 2002 and December 31, 2001, respectively                         6,282,782            200
  Stock subscription receivable                                                  -           (200)
  Accumulated deficit                                                   (1,474,264)      (534,182)
  Accumulated other comprehensive income                                    57,386              -
                                                                    ---------------  -------------

     Total shareholders' equity (deficit)                                4,865,904       (534,182)
                                                                    ---------------  -------------

                                                                    $   37,425,911        568,607
                                                                    ===============  =============


See accompanying notes to unaudited consolidated financial statements.

                            NBOG BANCORPORATION, INC.

                      Consolidated Statements of Operations

     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                                         Three Months            Nine Months
                                                       Ended September 30     Ended September 30
                                                     ----------------------  ---------------------
                                                        2002        2001       2002        2001
                                                     ----------  ----------  ---------  ----------
Interest income:
    Interest and fees on loans                       $  305,530          -     412,492          -
    Interest income on investments                       55,159          -      72,283          -
    Interest income on federal funds sold                59,274          -     191,259          -
                                                     ----------  ----------  ---------  ----------

    Total interest income                               419,963          -     676,034          -
                                                     ----------  ----------  ---------  ----------

Interest expense:
    Interest on deposits                                290,893          -     496,218          -
    Other                                                     -     14,637       7,450     35,997
                                                     ----------  ----------  ---------  ----------

    Total interest expense                              290,893     14,637     503,668     35,997
                                                     ----------  ----------  ---------  ----------

    Net interest income                                 129,070    (14,637)    172,366    (35,997)
                                                                                        ----------
Provision for loan losses                               109,521          -     166,679          -
                                                     ----------  ----------  ---------  ----------

Net interest income after provision for loan losses      19,549    (14,637)      5,687    (35,997)
                                                     ----------  ----------  ---------  ----------

Non-interest income:
    Service charges on deposit accounts                   5,859          -       7,959          -
    Other income                                          6,808          -       8,292          -
                                                     ----------  ----------  ---------  ----------

    Total non-interest income                            12,667          -      16,251          -
                                                     ----------  ----------  ---------  ----------


Non-interest expenses:
    Salaries and benefits                               190,607     56,088     550,690    142,452
    Occupancy expense                                    60,723      8,597     117,091     19,953
    Professional fees                                    37,124          -      64,789          -
    Other expenses                                       69,028     10,774     229,450     75,811
                                                     ----------  ----------  ---------  ----------

    Total non-interest expense                          357,482     75,459     962,020    238,216
                                                     ----------  ----------  ---------  ----------

    Net loss                                         $  325,266     90,096     940,082    274,213
                                                     ==========  ==========  =========  ==========

Net loss per share                                          .50        .14        1.43        .42
                                                     ==========  ==========  =========  ==========

Shares outstanding                                   $  655,622    655,622     655,622    655,622
                                                     ==========  ==========  =========  ==========


See accompanying notes to unaudited consolidated financial statements.

                            NBOG BANCORPORATION, INC.

               Consolidated  Statements  of  Comprehensive  Loss

              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                    2002     2001
                                                  --------  -------

Net loss                                          $940,082  274,213
                                                  --------  -------
Other comprehensive income, net of tax:
  Unrealized gains on investment
   securities available-for-sale:
      Unrealized gains arising during the period    57,386        -
      Income tax expense related to
       investment securities available-for-sale          -        -
                                                  --------  -------

Other comprehensive income                          57,386        -
                                                  --------  -------

Comprehensive loss                                $882,696  274,213
                                                  ========  =======


See accompanying notes to unaudited consolidated financial statements.

                             NBOG BANCORPORATION, INC.

                       Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 2002 and 2001
                                    (Unaudited)


                                                              2002         2001
                                                          -------------  ---------
Cash flows from operating activities:
   Net loss                                               $   (940,082)  (274,213)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Provision for loan losses                             166,679          -
         Depreciation, amortization and accretion               46,359      6,803
         (Decrease) increase in deferred costs                 181,035   (181,035)
         Change in other assets                                (78,570)    (8,330)
         Change in other liabilities                           325,488     16,519
                                                          -------------  ---------

             Net cash used by operating activities            (299,091)  (440,256)
                                                          -------------  ---------

Cash flows from investing activities:
   Proceeds from maturities and paydowns                                        -
     of investment securities available-for-sale                                -
   Purchases of investment securities available-for-sale    (7,004,018)         -
   Purchases of other investments                             (182,550)         -
   Net change in loans                                     (16,667,858)         -
   Purchases of premises and equipment                        (474,249)  (236,832)
                                                          -------------  ---------

             Net cash used by investing activities         (24,328,675)  (236,832)
                                                          -------------  ---------

Cash flows from financing activities:
   Net change in deposits                                   32,213,870          -
   (Repayment of) proceeds from notes payable               (1,082,140)   689,500
   Proceeds from the issuance of common stock                6,282,782          -
                                                          -------------  ---------

             Net cash provided by financing activities      37,414,512    689,500
                                                          -------------  ---------

Net change in cash and cash equivalents                     12,786,746     12,412

Cash and cash equivalents at beginning of the period                 -        609
                                                          -------------  ---------

Cash and cash equivalents at end of the period            $ 12,786,746     13,021
                                                          =============  =========

Noncash investing activities:
   Change in unrealized gain/loss on securities
     available-for-sale, net of tax                       $     57,386          -
                                                          =============  =========

Supplemental Information:
   Interest paid                                               203,369     35,997
                                                          =============  =========


See accompanying notes to unaudited consolidated financial statements.

                            NBOG BANCORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

NBOG Bancorporation, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of The National Bank of Gainesville (the Bank), which operates in the Gainesville, Georgia area.

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

NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended September 30, 2002 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.


NOTE 3  -  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
---------------------------------------------------------

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

                            NBOG BANCORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3  -  CRITICAL ACCOUNTING POLICIES AND ESTIMATES, CONTINUED
----------------------------------------------------------------

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company's processes and methodology for determining the allowance for loan losses.

NOTE  4  -  EARNINGS  PER  SHARE
--------------------------------

Basis loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. There were no dilutive common stock equivalents outstanding as of September 30, 2002 or 2001. For the quarters and nine months ended September 30, 2002 and 2001, weighted average shares outstanding were 655,622. For the quarter and the nine month period ended September 30, 2001, net loss per common share was calculated by dividing net loss by the number of common shares, which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B.

                            NBOG BANCORPORATION, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, The National Bank of Gainesville, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     -    the  effects  of  future  economic  conditions;
     - governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     - changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
     -    our  ability  to  control costs, expenses, and loan delinquency rates;
          and
     - the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


FINANCIAL  CONDITION
--------------------

As of September 30, 2002, the Bank had concluded six full months of operations, and the Company had total assets of $37,425,911 as compared to $568,607 at December 31, 2001. Significant contributors to the asset growth included increases in cash and cash equivalents of $12,786,746, loans of $16,501,179 and investments available for sale of $7,061,404. The growth in these assets was funded by increased deposits and proceeds derived from the sale of the Company's common stock. Deposits at September 30, 2002 totaled $32,213,870.

At quarter end, the Bank's loan to deposit ratio was 51%. Management's long-term target for the loan to deposit ratio is 85%. The interest rates paid on interest bearing deposits are slightly higher than other banks in the local market due to an initial certificate of deposit campaign offered during the opening of the Bank. These special rate certificates of deposit will mature in March and April 2003. Service charges for deposit services are priced similar to other banks in our market. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at September 30, 2002 was as follows: $936,413 (3% of total deposits) in noninterest bearing demand deposits: $277,725 (1% of total deposits) in interest checking accounts; $2,962,088 (9% of total deposits) in savings accounts; and $28,037,644 (87% of total deposits) in time deposits. Management will be targeting transaction related accounts as a means of improving net interest margins.

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 2002, all securities were classified as available for sale totaling $7,061,404. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

                            NBOG BANCORPORATION, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS,  CONTINUED
-------------

FINANCIAL CONDITION,  CONTINUED
-------------------

The Company had an accumulated deficit of $1,474,264 as of September 30, 2002. During the first nine months of 2002, the Company had net loss of $940,082. Prior to commencing operations, in March 2002, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

RESULTS  OF  OPERATIONS
-----------------------

Net interest income for the nine months ended September 30, 2002 was $172,366 including interest expense on interest bearing deposits of $496,218. Total interest income in the first three quarters of 2002 was $676,034 including interest income on loans totaling $412,492 and interest income on federal funds sold of $191,259. Loan interest income and deposit interest expense in 2001 were not incurred, as the Bank did not commence operations until March 2002. For the nine months ended September 30, 2002, the Company's cost of funds was approximately 4.27% while interest earning assets yielded 5.81% generating a net interest spread of 1.54%. This spread reflects the Bank's current interest sensitive asset/liability mix whereby excess funds have been temporarily invested in Federal Funds sold. It is management's intention to utilize these proceeds to fund loans.

The provision for loan losses for the nine months ended September 30, 2002 was $166,679. Since the Bank's loan portfolio is only six months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses can be developed, management believes the Bank should establish an allowance for loan losses that will approximate 1% of total loans. The allowance for loan losses was $166,679 at September 30, 2002, representing 1% of total loans. Additionally, as of September 30, 2002, the Bank did not have any classified or criticized credits nor had it incurred any charge-offs. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Non-interest income for the nine months ended September 30, 2002 was $16,251 while there was no related income for the same period in 2001.

Non-interest expense for the first three quarters of 2002 and 2001 was $962,020 and $238,216, respectively. Included in non-interest expense are salaries and benefits which totaled $550,690 and $142,452 for the nine months ended September 30, 2002 and 2001, respectively. The increase is due to a change in head count resulting from the Bank's commencement of operations. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, ATM processing and advertising.

INTEREST  RATE  SENSITIVITY  AND  ASSET/LIABILITY  MANAGEMENT
-------------------------------------------------------------

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

                            NBOG BANCORPORATION, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS,  CONTINUED
------------

INTEREST  RATE  SENSITIVITY  AND  ASSET/LIABILITY  MANAGEMENT,  CONTINUED
-------------------------------------------------------------

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of Notes to Consolidated Financial Statements interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2002, the Bank, as measured by Gap, is in an asset sensitive position.
Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

LIQUIDITY  AND  CAPITAL
-----------------------

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $3.9 million as of September 30, 2002. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the Company has cash and cash equivalents of $12,786,746 and investments available for sale of $7,061,404 as of September 30, 2002 to fund operations and loan growth.

Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

Total shareholders' equity increased from a deficit of $534,182 at December 31, 2001 to equity of $4,865,904 at September 30, 2002 primarily due to the common stock offering offset by the net loss for the period.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. As a de novo, the Bank is required to maintain a minimum ratio of 8.0% for the first three years of operation.

The following table summarizes the bank's risk-based capital ratios at September 30, 2002:

   Tier  1  capital  (to  risk-weighted  assets)               24.28%
   Total capital (to risk-weighted assets)                     25.13%
   Tier 1 capital (to total average assets)                    14.67%

                            NBOG BANCORPORATION, INC.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

REGULATORY  MATTERS
-------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

OFF  BALANCE  SHEET  RISK
-------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $3.3 million through various types of commercial lending arrangements, of which $.3 million was at fixed rates and $3.0 million was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                            NBOG BANCORPORATION, INC.



PART II.  OTHER  INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

          There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 2.   CHANGES  IN  SECURITIES

          None.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES  AND  USE  OF  PROCEEDS

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None

ITEM 5.   OTHER  INFORMATION

          None

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:  The  following  exhibit  is  filed  with  this report:


Exhibit
 Number                             Description
--------       --------------------------------------------------------------

  99.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            NBOG BANCORPORATION, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      By: /s/  GARY H. ANDERSON
                                          -------------------------
                                          Gary H. Anderson
                                          President and Chief Executive Officer



Date:  November 13,  2002             By: /s/  HOLLY R. HUNT
                                          -------------------------
                                          Holly R. Hunt
                                          First Vice President and
                                          Chief Financial Officer

                            NBOG BANCORPORATION, INC.



                                  Certification


I, Gary H. Anderson, President and Chief Executive Officer of NBOG Bancorporation, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NBOG Bancorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002

                                        /s/ Gary H. Anderson
                                        --------------------------------------
                                        Gary H. Anderson
                                        President and Chief Executive Officer

                            NBOG BANCORPORATION, INC.


                                  Certification


I, Holly R. Hunt, First Vice President and Chief Financial Officer of NBOG Bancorporation, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NBOG Bancorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002

                                              /s/  Holly  R.  Hunt
                                              ------------------------
                                              Holly  R.  Hunt
                                              First Vice President and
                                              Chief Financial Officer

                            NBOG BANCORPORATION, INC.



 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This  13th  day  of  November,  2002.



/s/  GARY H. ANDERSON
----------------------------------
Gary H. Anderson
President and Chief Executive Officer


/s/  HOLLY R. HUNT
----------------------------------
Holly R. Hunt
First Vice President and Chief Financial Officer