Form 10KSB
period 2002-12-31
NBOG BANCORPORATION INC
filed 2003-03-31
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2002
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number  001-16413
                             ---------

                            NBOG BANCORPORATION, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

     GEORGIA                                               58-2554464
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

807 DORSEY STREET, GAINESVILLE, GEORGIA                       30501
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Islands Bancorp was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes   X     No____
                                                               ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's net loss for the year ended December 31, 2002 was $1,140,826.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified date within the past 60 days:   THE ESTIMATED AGGREGATE MARKET VALUE
OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON MARCH 1, 2003 IS $3,870,860.00. THERE IS NO ACTIVE TRADING MARKET FOR THE COMPANY'S COMMON STOCK AND IT IS NOT POSSIBLE TO IDENTIFY PRECISELY THE MARKET VALUE OF THE COMMON STOCK. THE ESTIMATED AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES IS BASED ON $10.00 PER SHARE, WHICH WAS THE OFFERING PRICE FOR 25,000 SHARES OF COMMON STOCK SOLD BY THE COMPANY ON MAY 23, 2002 THROUGH A PRIVATE PLACEMENT. THE COMPANY IS UNAWARE OF THE SALES PRICE OF ANY TRADES IN THE COMPANY'S COMMON STOCK SINCE MAY 23, 2002.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.   655,722 SHARES, NO PAR VALUE COMMON
STOCK, AS OF MARCH 1, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

 Transitional Small Business Disclosure format (check one):   Yes        No X
                                                                 ---       ---

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


                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

                      BUSINESS OF THE COMPANY AND THE BANK

GENERAL

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

PRODUCTS AND SERVICES

     DEPOSIT SERVICES. The Company offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses, and employees of businesses within our market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, we have implemented a service charge fee schedule competitive with other financial institutions in our market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     CREDIT SERVICES. We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area. We emphasize retail banking, home mortgages and consumer lending needs. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     Real  Estate Loans.  One of the primary components of our loan portfolio is
     ------------------
loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We generally charge an origination fee. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners. We generally apply the same underwriting criteria for home equity loans and lines of credit as for first mortgage loans, as described above. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. Risks associated with commercial real estate loans also include tenant vacancy rates and the quality of the borrower's management. Risks associated with construction lending include the builder's ability to sell the home to a buyer and to build the project according to the plans and specifications of the buyer and the Bank's ability to administer and control all phases of the construction disbursements. Risks associated with residential mortgage loans also include the ability of the Bank to sell foreclosed real estate in a down market or economy.

     Consumer Loans.  We make a variety of loans to individuals for personal and
     --------------
household purposes, including secured and unsecured installment and term loans and lines of credit. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. Consumer loans generally involve more risks than residential mortgage loans because the collateral for defaulted loans may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value. In addition, consumer loan performance depends upon the borrower's continued financial stability and is therefore more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Commercial  Loans.  We  make loans for commercial purposes in various lines
     -----------------
of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The quality of the commercial borrower's management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

     Loan  Approval  and Review.  Our loan approval policies provide for various
     --------------------------
levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established a Board loan committee that must approve any loan over the chief executive officer's lending limit. We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

     OTHER SERVICES. In addition to deposit and loan services, the Bank offers banking, cash management services, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide. The Bank offers VISA and MasterCard credit cards and merchant credit card processing to the Bank's customers through third party vendors. The Bank will be reviewing opportunities for offering Internet banking services and expects to provide appropriate services through third party vendor relationships.

LENDING POLICIES

     The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

     -    15% of the Bank's capital and surplus; or

     - 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provides an exception to the 15% limit for debt secured by readily marketable collateral, as defined by OCC regulations.

     The Bank complies with the statutory lending limits, as described above. The Bank's legal lending limits will increase or decrease as the Bank's capital increases or decreases as a result of, among other reasons, its earnings or losses. The Bank will continue to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.

     The interagency guidelines adopted by federal bank regulators, including the Comptroller of the Currency, mandate that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans, although the Bank may make exceptions to the maximum guidelines, which exceptions must be accounted for and tracked.


ASSET  MANAGEMENT  POLICIES

     A committee composed of the executive officers of the Bank is charged with managing the Bank's assets and liabilities pursuant to policies established by the directors' Asset/Liability and Investment Committee. The committee attempts to manage asset growth, liquidity and capital in order to optimize income and reduce interest-rate risk. The committee directs the Bank's overall acquisition and allocation of funds. The management committee meets with the directors' Asset/Liability and Investment Committee on a quarterly basis. The directors' committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

     The Bank's investment policy is to optimize income, consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Board of Directors of the Bank. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The President and CEO of the Bank implements the policy and reports to the full Board of Directors on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

     Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint.

     The Bank has purchased correspondent services offered by larger banks, including check collections, services relating to the purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in noninterest-bearing accounts.

MARKET  OPPORTUNITIES  AND  COMPETITION

     The Bank primarily serves the Northeast Georgia market of Hall County, including Gainesville and five smaller municipalities. Hall County has a population of approximately 120,000 and encompasses 392 square miles. Lake Lanier, a manmade lake with 607 miles of shoreline, forms the county's western boundary. Gainesville, the county seat, is situated approximately 50 miles northeast of Atlanta and 100 miles southwest of Greenville, South Carolina.

     The Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. According to information provided by the FDIC, as of June 30, 2002, there were 45 offices of 13 banks operating and reporting deposits in Hall County of $1,897,725,000. Currently the Bank's three local competitors are Gainesville Bank & Trust, Southern Heritage and Community Bank and Trust.

EMPLOYEES

     As of December 31, 2002, the Company has one full-time employee, and the Bank had 11 full-time employees and 3 part-time employees. The Company and the Bank consider their relationship with employees to be excellent.

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

NBOG BANCORPORATION, INC.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

     PERMITTED ACTIVITIES. Bank holding companies are generally prohibited, under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than the following:

     -    Banking or managing or controlling banks; and

     - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

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

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

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


THE NATIONAL BANK OF GAINESVILLE

     Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

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

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA, which the Bank currently does not offer.

The deposit operations of the Bank are subject to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. As a new bank, the Office of the Comptroller of the Currency has required that the Bank maintain a minimum leverage ratio of 8.0% for the first three years of its operation.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders. Currently, the Bank is precluded from paying dividends until it is cumulatively profitable.

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank was engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-The National Bank of Gainesville-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a bank's loans or extensions of credit to affiliates;

     -    a bank's investment in affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify FinCEN if an account or transaction is identified;

     -    designate a contact person to receive information requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

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

ITEM  2.       DESCRIPTION  OF  PROPERTY.

     The Bank began operations in a modular temporary office of approximately 2,200 square feet on property located at the corner of Pearl Nix Extension and Dorsey Street in Gainesville, Georgia. The Bank will begin construction of its permanent main office facility at the same location within 24 months of opening. The permanent main office will consist of approximately 8,000 square feet and will also serve as the Company's headquarters.

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

                                     PART II

ITEM  5.       MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS.

     As of March 1, 2003, 655,722 shares of the Common Stock were issued and outstanding to 641 holders of record. There is currently no public trading market for the stock. Management is unaware of the sales price for any trade in the Company's common stock since the close of the Company's private placement of 25,000 shares of common stock at $10.00 per share on May 23, 2002.

     The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow to pay dividends to its shareholders is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. Currently, the Bank is precluded from paying dividends to the Company until the Bank becomes cumulatively profitable. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

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

FINANCIAL CONDITION

     A comparison between 2002 and 2001 is not relevant due to the fact that the Bank commenced operations in 2002. Additionally, selected statistical information which provides comparisons between 2002 and 2001 information has also been omitted since such information is not meaningful.

     As of December 31, 2002, the Bank had concluded nine full months of operations, and the Company had total assets of $47,469,527. Significant contributors to the asset growth included increases in cash and cash equivalents of $13,794,227, loans of $25,716,715 and investments available for sale of $6,940,158. The growth in these assets was funded by deposits and proceeds derived from the sale of the Company's common stock. Deposits at December 31, 2002 totaled $42,307,326.

     At year-end, the Bank's loan to deposit ratio was 61%. Management's long-term target for the loan to deposit ratio is 85%. The interest rates paid on interest bearing deposits are slightly higher than other banks in the local market due to an initial certificate of deposit campaign offered during the opening of the Bank. These special rate certificates of deposit will mature in March and April 2003. Service charges for deposit services are priced similar to other banks in our market. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

     The deposit mix at December 31, 2002 was as follows: $1,675,329 (4% of total deposits) in noninterest bearing demand deposits: $339,639 (1% of total deposits) in interest checking accounts; $4,469,832 (11% of total deposits) in savings accounts; and $35,822,526 (84% of total deposits) in time deposits. Management will be targeting transaction related accounts as a means of improving net interest margins.

     While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At December 31, 2002, all securities were classified as available for sale totaling $6,940,158. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

     The Company had an accumulated deficit of $1,675,008 as of December 31, 2002. For the year ended December 31, 2002, the Company had net loss of $1,140,826. Prior to commencing operations, in March 2002, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 2002 was $399,036. Total interest income for 2002 was $1,283,461 including interest income on loans totaling $925,545 and interest income on federal funds sold of $234,404. Interest expenses totaled $884,425 of which $876,975 was derived from interest bearing deposits.

AVERAGE BALANCES AND INTEREST RATES

The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for and the average rate of interest earned or paid thereon

                                                                 2002
                                                  ---------------------------------
                                                     Average                Yield/
                                                     Balance     Interest    Rate
                                                  -------------  ---------  -------
Assets:
  Interest earning assets:
    Loans (including loan fees)                   $ 11,765,221     925,545    7.87%
    Investment securities                            5,425,132     123,512    2.28%
    Federal funds sold                              14,620,667     234,404    1.60%
                                                  -------------  ---------
Total interest earning assets                       31,811,020   1,283,461    4.03%
Other non-interest earning assets                    1,812,346
                                                  -------------

      Total assets                                $ 33,623,366
                                                  =============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                       $    214,984       1,166    0.54%
    Savings                                          1,938,312      42,848    2.21%
    Time                                            24,753,091     832,961    3.37%
  Other                                                175,295       7,450    4.25%
                                                  -------------  ---------

      Total interest-bearing liabilities            27,081,682     884,425    3.27%

Other non-interest bearing liabilities               1,524,688

Stockholders' equity                                 5,016,996
                                                  -------------

      Total liabilities and
        stockholders' equity                      $ 33,623,366
                                                  =============

Excess of interest-earning assets over interest
    bearing liabilities                           $  4,729,338
                                                  =============

Ratio of interest-earning assets to
    interest-bearing liabilities                           117%

Net interest income                                                399,036
                                                                 =========

Net interest spread                                                           0.76%
                                                                            =======

Net interest margin                                                           1.25%
                                                                            =======

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT

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

     Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of Notes to Consolidated Financial Statements interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2002, the Bank, as measured by Gap, is in an asset sensitive position. Due to an excess of assets repricing or maturing within one year, a decrease in interest rates would cause the Bank's net interest income to decline. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                    At December 31, 2002
                                  Maturing or Repricing in
                                  ------------------------
                                   (dollars in thousands)


                                          3 Months   4 Months to   1 to 5   Over 5
                                          or Less     12 Months     Years    Years   Total
                                         ----------  ------------  -------  -------  ------
Interest-earning assets:
  Federal funds sold                     $  13,254             -        -        -   13,254
  Investment securities                        454         4,617    1,869        -    6,940
  Loans                                     14,607         3,775    7,439      153   25,974
                                         ----------  ------------  -------  -------  ------

     Total interest-bearing assets:      $  28,315         8,392    9,308      153   46,168
                                         ----------  ------------  -------  -------  ------

Interest-bearing liabilities:
  Deposits:
     Savings and demand                  $   4,809             -        -        -    4,809
     Time deposits                           3,210        23,434    9,179        -   35,823
                                         ----------  ------------  -------  -------  ------

     Total interest-bearing liabilities  $   8,019        23,434    9,179        -   40,632
                                         ----------  ------------  -------  -------  ------

Interest sensitive difference per        $  20,296       (15,042)     129      153    5,536
                                         ==========  ============  =======  =======  ======
period
Cumulative interest sensitivity
  difference                             $  20,296         5,254    5,383    5,536
                                         ==========  ============  =======  =======
Cumulative difference to total
interest-
  bearing assets                                44%           11%      12%      12%
                                         ==========  ============  =======  =======

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

     The provision for loan losses for the nine months ended December 31, 2002 was $259,744. Since the Bank's loan portfolio is only nine months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses can be developed, management believes the Bank should establish an allowance for loan losses that will approximate 1% of total loans. The allowance for loan losses was $279,589 at December 31, 2002, representing 1% of total loans. As of December 31, 2002, the Bank had charged-offs totaling $2,155 and no impaired loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

NON-INTEREST  INCOME  AND  EXPENSE

     Non-interest income for the year ended December 31, 2002 was $42,466 while non-interest expense for the same period was $1,322,584. Included in non-interest expense are salaries and benefits which totaled $736,326. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, ATM processing and advertising.

LIQUIDITY  AND  CAPITAL

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $3,900,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the Company has cash and cash equivalents of $13,794,227 and investments available for sale of $6,940,158 to fund operations and loan growth.

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

     Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. As a de novo, the regulators of the Bank required the Bank to maintain a minimum ratio of 8.0% for the first three years of operation.

     The following table summarizes the Bank's risk-based capital ratios at December 31, 2002:

          Total capital (to risk-weighted assets)                 17%
          Tier 1 capital (to risk-weighted assets)                16%
          Tier 1 capital (to total average assets)                11%

REGULATORY  MATTERS

     From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

OFF  BALANCE  SHEET  RISK

     Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2002, we had issued commitments to extend credit of $5.2 million through various types of commercial lending arrangements at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

ITEM  7.       FINANCIAL  STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders which is included in this Report on Form 10-KSB at
Exhibit  13.1  and  are  incorporated  herein  by  reference:

     -    Independent Auditors' Report;

     -    Consolidated Balance Sheets as of December 31, 2002 and 2001;

     - Consolidated Statements of Operations and Comprehensive Loss from inception for the years ended December 31, 2002 and 2001;

     - Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2002 and 2001;

     - Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001; and

     -    Notes to Consolidated Financial Statements.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
               DISCLOSURE.

     As reported on our Form 8-K filed on July 17, 2002, the Company dismissed Francis & Co., CPAs as its principal independent accountant effective September 30, 2002 and engaged Porter Keadle Moore, LLP to serve as its new principal independent accountant effective as of September 30, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2002, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

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

                                DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                       SINCE    AND BUSINESS EXPERIENCE
------------------------------  --------  -----------------------
CLASS III DIRECTORS:
(Term Expiring 2006)

Kathy L. Cooper  (40)               2000  Secretary of the Company; President of Cooper Family
                                          Enterprises (owns and operates two poultry operations, a
                                          cattle farm, a Christmas tree farm/trim shop, a grading
                                          company, several rental properties) since 1985; Associate
                                          Broker with Southern Heritage Land Co.

Anne L. Davenport (42)              2000  Vice President of Matthews Printing Company since 1984.

Lanny W. Dunagan (51)               2002  Sole owner of Lanny Dunagan's Wedding Service since 1985.

Gilbert T. Jones, Sr. (65)          2000  Sole owner of Great Southern Resource & Investment, Inc.
                                          (a development and construction company) since 1985.

CLASS I DIRECTORS:
(Term Expiring 2004)

Gary H. Anderson (51)               2000  President and Chief Executive Officer of the Company;
                                          Founding Director, President and CEO of Southern Heritage
                                          Bank in Hall County, GA, 1997-2000; City Vice President of
                                          SunTrust Bank of Northeast Georgia, 1981-1996.


Ann M. Palmour* (64)                2000  Chairman of the Company; Owner of Palmour Properties (a
                                          real estate development company) since 1976.

Dr. Wendell A.Turner (46)           2001  Medical doctor, Lanier OB-GYN Associates since 1986.


                                DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                       SINCE    AND BUSINESS EXPERIENCE
------------------------------  --------  -----------------------

Dr. John C. McHugh (47)             2002  Urologist at Northeast Georgia Urologic Associates, PC.

CLASS II DIRECTORS:
(Term Expiring 2005)

Paula M. Allen (63)                 2000  Principal of Allen & Associates, Inc. (a real estate investment and management company) since 1973.

J. Darwin Allison, Jr. (46)         2000  Vice-Chairman of the Company; President and CEO of A-1
                                          Vaccinating, Inc. (a poultry vaccinating company) since 1979.

Shelley Palmour Anderson* (37)      2000  Treasurer of the Company; President and sole owner of
                                          Shelly Palmour Insurance Agency since 1990.

Dr. Roger P. Martin (58)            2001  Medical doctor and senior partner and founder of Lanier
                                          OB-GYN Associates since 1978.


EXECUTIVE OFFICERS:

Holly R. Hunt (44)                  2001  First Vice President and Chief Financial Officer; Chief
                                          Financial Officer of The Citizens Bank of Forsyth County in
                                          Cumming, GA, 1998-2001; 19 years of bank experience in
                                          management of internal audit and accounting departments.

Allen M. Jernigan, Jr. (37)         2002  Executive Vice President and Chief Lending Officer

__________________________________
* Ann M. Palmour is the mother of Shelley Palmour Anderson.

COMPLIANCE WITH SECTION 16(a)

     Because the Company had no class of equity securities registered pursuant to Section 12 of the Exchange Act during the period covered by this report, its securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10.       EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the total compensation paid by the Company during fiscal years 2002, 2001 and 2000 to its President and Chief Executive Officer. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal years 2002, 2001 and 2000.

                Annual Compensation  Long-Term Compensation
                -------------------  ----------------------
                                         Number of
                                         Securities
Name and Position  Year  Salary ($)  Underlying Options
-----------------  ----  ----------  ------------------
Gary H. Anderson,  2002     133,400                   0
President and CEO  2001     105,000                   0
                   2000      33,333                   0

EMPLOYMENT AGREEMENT

     Effective September 1, 2000, the Company entered into an employment agreement with Mr. Anderson regarding his employment as the President and Chief Executive Officer of the Company. Under the terms of the employment agreement, Mr. Anderson received a salary at an annual rate of $100,000 through the remainder of 2000; $105,000 per year beginning January 1, 2001 and until the Bank opens for business; and $125,000 per year thereafter. At the end of each year of operation after the Bank becomes profitable, he may receive a cash bonus subject to the Bank exceeding certain performance targets which shall be determined annually by the Compensation Committee. Pursuant to the agreement, Mr. Anderson is also entitled to receive stock options to purchase 12,000 shares of the Company's common stock, exercisable in installments of 2,400 shares over five years, beginning with the first day of the fiscal year in which the Bank becomes profitable on a cumulative basis. Pursuant to the agreement, the exercise price shall be equal to the greater of the common stock's book value as of the beginning of each fiscal year or $10.00. The Company also provides him with an automobile allowance of $500 per month, and such other benefits which are commensurate with his responsibilities and position.

     The initial term of Mr. Anderson's employment commenced on September 1, 2000, and will continue until August 31, 2005. At the end of the initial term of employment and at the end of each succeeding twelve-month period, the agreement will be extended for a successive twelve-month period unless either party provides notice of his or its intent not to extend the agreement. Mr. Anderson may be terminated by the Bank and the Company for "cause" (as defined in the agreement) and upon Mr. Anderson's death or "complete disability" (as defined in the agreement).

     If Mr. Anderson is terminated other than for cause, the Company will be required to pay the compensation due under the agreement for a period of twelve months. In case Mr. Anderson's employment is terminated (other than for cause) within the first year after the occurrence of a change of control of the Bank, Mr. Anderson will be entitled to twelve months salary. If his employment is terminated (other than for cause) at a date which is more than one year after a change of control, Mr. Anderson will be entitled to twelve months salary for each year of employment with the Company, not to exceed three (3) years. Mr. Anderson will be prohibited from being employed in the banking business within Gainesville and Hall County for a period of twelve months from the date of termination for cause and six months from the date of termination for other than cause.

     The Company did not grant any stock option or stock appreciation rights or awards under any long-term incentive plan during 2002. Additionally, no options were exercised by our named executive officers in fiscal year 2002.

DIRECTORS'  COMPENSATION

     The directors of the Company and the Bank will not be compensated separately for their services as directors until net profits of the Company and the Bank exceed the Company's net losses since inception on a cumulative basis.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 1, 2003 by (a) each director and executive officer of the Company and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Other than the directors and executive officers listed below, we are unaware of any holder of more than 5% of the Company's common stock. Additionally, the address of each person is 897 Dorsey Street, Gainesville, Georgia 30501.

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

          SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

                           NUMBER    PERCENT
NAME OF BENEFICIAL OWNER  OF SHARES  OF CLASS  NATURE OF OWNERSHIP
------------------------  ---------  --------  -------------------
Paula M. Allen               17,500       2.7
J. Darwin Allison, Jr.       20,000       3.0
Gary H. Anderson             20,000       3.0
Shelly Palmour Anderson      10,100       1.5
Kathy L. Cooper              10,000       1.5
Anne L. Davenport            10,300       1.6  Includes 200 shares as Custodian
                                               for her children
Larry W. Dunagan             20,500       3.1  Includes 500 shares owned jointly
                                               with his son


                           NUMBER    PERCENT
NAME OF BENEFICIAL OWNER  OF SHARES  OF CLASS  NATURE OF OWNERSHIP
------------------------  ---------  --------  -------------------

Gilbert T. Jones, Sr.        30,800       4.7
Roger P. Martin              30,600       4.7  Consists of 30,600 shares held by
                                               Lanier OB-GYN Associates
                                               Profit Sharing Trust for the
                                               benefit of Roger P. Martin
John C. McHugh               30,000       4.6  Includes 15,000 held in an IRA for
                                               the benefit of John C. McHugh
Ann M. Palmour               20,036       3.0  Includes 36 shares held in an IRA
                                               for the benefit of Ann M. Palmour
Wendell A. Turner            42,600       6.5  Consists of 42,600 shares held by
                                               Lanier OB-GYN Associates
                                               Profit Sharing Trust for the
                                               benefit of Wendell A. Turner
Holly R. Hunt                 3,200         *  Includes 2,000 shares owned
                                               jointly with Allen M. Jernigan, Jr.
                                               and 200 shares held as Custodian
                                               for minor daughter
Allen M. Jernigan, Jr.        3,000         *  Includes 2,000 shares owned
                                               jointly with Holly R. Hunt
ALL DIRECTORS AND
EXECUTIVE OFFICERS
AS A GROUP                  268,636     40.96

-----------------
* Represents less than 1% of the outstanding shares of common stock.

     The table below sets forth information as of December 31, 2002, regarding shares of the Company's common stock authorized for issuance under warrant agreements with each of the Company's directors. The warrant agreements were not approved by shareholders.

     On March 25, 2002, the Company issued its directors warrants to purchase an aggregate of 199,736 shares of the Company's common stock at $10.00 per share. The warrants vest and become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that the director has continuously served as a director of the Company and Bank and has attended at least 75% of the relevant board of director meetings during the annual period. Any warrants that fail to vest as provided in the previous sentence shall expire and shall no longer be exercisable. Vested warrants will remain exercisable for the ten-year period following the date of issuance. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events.

     As of December 31, 2002, the Company did not maintain any other equity compensation plan under which shares of the Company's common stock were authorized for issuance.

                                                                                        Number of securities
                                                                                         remaining available
                                                                                         for future issuance
                                                                                            under equity
                                                                                         compensation plans
                                           Number of securities                           (excluding shares
                                            to be issued upon      Weighted-average          subject to
                                               exercise of         exercise price of         outstanding
                                           outstanding warrants  outstanding warrants         warrants)
                                           --------------------  ---------------------  ---------------------
Equity compensation plans not approved by
security holders                                        199,736  $               10.00                     --

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LINE OF CREDIT

     Ten of the Company's directors guaranteed a $1,200,000, one-year line of credit from The Bankers Bank to the Company which was granted on January 24, 2002. The Company used advances totaling $1,026,840 from this line of credit to pay expenses relating to the initial public offering and the organization and pre-opening of the Company and the Bank. As of March 25, 2002, the Company has paid off this line of credit.

LENDING AND OTHER MATTERS

     The Company's directors and officers, and the businesses and other organizations with which they are associated, from time to time may have banking transactions in the ordinary course of business with the Bank. The Bank's policy is that any loans or other commitments to those persons or entities be made in accordance with applicable law and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons or entities of similar standing. All transactions with affiliates must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of directors including a majority of disinterested directors.

     In addition, each loan by the Bank to any officer, director or controlling person of the Bank or any of its affiliates may be made only in compliance with the following conditions:

The  loan:

     - must be evidenced by a promissory note naming the Bank as payee and must contain an annual percentage rate which is reasonably comparable to that normally charged to non-affiliates by other commercial lenders for similar loans made in the Bank's locale;

     - must be repaid according to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans made to non-affiliates in the Bank's locale;

     - must be made only if credit reports and financial statements, or other reasonable investigation appropriate in light of the nature and terms of the loan and which meet the loan policies normally used by other commercial lenders for similar loans made to non-affiliates in the Bank's locale, show the loan to be collectible and the borrower a satisfactory credit risk; and

     - the purpose of the loan and the disbursement of proceeds are reviewed and monitored in a manner comparable to that normally used by other commercial lenders for similar loans made in the Bank's locale.

ITEM  13.      EXHIBITS  LIST  AND  REPORTS  ON  FORM  8-K.

               A.   EXHIBITS.

Exhibit
Number    Description
------    -----------

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

10.5 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 24, 2002, incorporated by reference to Exhibit
          10.5 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.6 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 31, 2002, incorporated by reference to Exhibit
          10.6 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.7 Lease Agreement for the temporary main office facility between NBOG Bancorporation, Inc., incorporated by reference to Exhibit 10.7 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.8 Purchase Agreement for the land at the site for the permanent main office facility, incorporated by reference to Exhibit 10.8 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.9 Form of Certificate of Warrants, incorporated by reference to Exhibit 10(iv) of Registration Statement on Form SB-2, File No. 333-37280, filed on October 4, 2000.

13.1 NBOG Bancorporation, Inc.'s 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this report.

21 Subsidiaries of Registrant, incorporated by reference to Exhibit 21 of the annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          B.   REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 14.       CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission is timely made known to them. There were no significant changes in internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company's 2002 Annual Report to security holders is included in this Annual Report on Form 10-KSB at Exhibit 13.1. The Company's proxy statement for its Annual Meeting of Shareholders to be held on May 29, 2003 shall be filed by amendment.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NBOG BANCORPORATION, INC.

                                      By:     /s/ Gary H. Anderson
                                         -------------------------------------
                                      Gary H. Anderson,
                                      President and Chief Executive Officer

                                      Date:  March 27, 2003


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


SIGNATURE                                 TITLE                    DATE
----------------------------  ------------------------------  --------------

/s/ Gary H. Anderson          President and Chief Executive
----------------------------  Officer                         March 27, 2003
Gary H. Anderson

/s/ Ann M. Palmour
----------------------------
Ann M. Palmour                Chairman and Director           March 27, 2003

/s/ Paula M. Allen
----------------------------
Paula M. Allen                Director                        March 27, 2003

/s/ J. Darwin Allison, Jr.
----------------------------
J. Darwin Allison, Jr.        Vice Chairman and Director and  March 27, 2003

/s/ Shelley Palmour Anderson
----------------------------
Shelley Palmour Anderson      Director and  Treasurer         March 27, 2003

/s/ Kathy L. Cooper
----------------------------
Kathy L. Cooper               Director and Secretary          March 27, 2003

/s/ Anne L. Davenport
----------------------------
Anne L. Davenport             Director                        March 27, 2003

/s/ Gilbert T. Jones, Sr.
----------------------------
Gilbert T. Jones, Sr.         Director                        March 27, 2003

/s/ Roger P. Martin, Sr.
----------------------------
Dr. Roger P. Martin, Sr.      Director                        March 27, 2003

/s/ Wendell A. Turner, M.D.
----------------------------
Dr. Wendell A. Turner         Director                        March 27, 2003

/s/ Holly R. Hunt             First Vice President and Chief
----------------------------  Financial Officer               March 27, 2003
Holly R. Hunt


/s/ Dr. John C. McHugh
----------------------------
Dr. John C. McHugh            Director                        March 27, 2003


/s/ Lanny W. Dunagan
----------------------------
Lanny W. Dunagan              Director                        March 27, 2003

                                  CERTIFICATION

     I, Gary H. Anderson, certify that:

     1. I have reviewed this annual report on Form 10-KSB of NBOG Bancorporation, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 27, 2003-03             /s/ Gary H. Anderson
     -----------------------          -------------------------------------
                                      Gary H. Anderson
                                      President and Chief Executive Officer

                                  CERTIFICATION

     I, Holly R. Hunt, certify that:

     1. I have reviewed this annual report on Form 10-KSB of NBOG Bancorporation, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 27, 2003                /s/ Holly R. Hunt
     -----------------------          -------------------------------------
                                      Holly R. Hunt
                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

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

10.5 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 24, 2002, incorporated by reference to Exhibit
          10.5 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.6 Promissory Note between NBOG Bancorporation, Inc. and The Bankers Bank, dated January 31, 2002, incorporated by reference to Exhibit
          10.6 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.7 Lease Agreement for the temporary main office facility between NBOG Bancorporation, Inc., incorporated by reference to Exhibit 10.7 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.8 Purchase Agreement for the land at the site for the permanent main office facility, incorporated by reference to Exhibit 10.8 of the quarterly report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 15, 2002.

10.9 Form of Certificate of Warrants, incorporated by reference to Exhibit 10(iv) of Registration Statement on Form SB-2, File No. 333-37280, filed on October 4, 2000.

13.1 NBOG Bancorporation, Inc.'s 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this report.

21 Subsidiaries of Registrant, incorporated by reference to Exhibit 21 of the annual report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002