Form 10QSB
period 2003-03-31
NBOG BANCORPORATION INC
filed 2003-05-14
CIK 1124676

NBOG BANCORPORATION, INC.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

   X               QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
-------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR


-------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File No. ____________

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

                                 (770) 297-8060
              (Registrant's telephone number, including area code)
                ________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   655,722  SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                 APRIL 30, 2003

  Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


PART  I.  FINANCIAL  INFORMATION                                        Page No.
--------------------------------

Item  1.  Financial  Statements

     Consolidated Balance Sheets - March 31, 2003 (Unaudited)
          and December 31, 2002 (Audited) . . . . . . . . . . . . . . . . .  3

     Consolidated Statements of Operations (Unaudited) - Three Months
          Ended March 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Comprehensive Income (Unaudited)-
          Three Months Ended March 31, 2003 and 2002 . . . . . . . . . . . . 5

     Consolidated Statement of Cash Flows (Unaudited) - Three Months
          Ended March 31, 2003 and 2002  . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of  Operations . . . . . . . . . . . . . . . . . . . .  9

PART  II.  OTHER  INFORMATION
-----------------------------

     Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . .  13

     Item 2.     Changes in Securities and Use of Proceeds . . . . . . . .  13

     Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . .  13

     Item 4.     Submission of Matters to a Vote of Security Holders . . .  13

     Item 5.     Other Information . . . . . . . . . . . . . . . . . . . .  13

     Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  13

                 Signatures. . . . . . . . . . . . . . . . . . . . . . . .  13

                            NBOG BANCORPORATION, INC.
                          Consolidated Balance Sheets
                                 March 31, 2003
                                  (Unaudited)


                                                                       March 31,    December 31,
                                                                          2003          2002
                                                                      ------------  -------------
                                  Assets
                                  ------
Cash and due from banks                                               $   957,067        540,227
Federal funds sold                                                      8,238,000     13,254,000
                                                                      ------------  -------------

   Cash and cash equivalents                                            9,195,067     13,794,227

Investment securities available-for-sale                                7,311,212      6,940,158
Other investments                                                         207,050        145,250
Loans, net                                                             30,971,486     25,716,715
Premises and equipment, net                                               635,079        664,093
Accrued interest receivable                                               196,244        162,782
Other assets                                                               87,569         46,302
                                                                      ------------  -------------

                                                                      $48,603,707     47,469,527
                                                                      ============  =============

                  Liabilities and Shareholders' Equity
                  ------------------------------------
Liabilities:
 Deposits:
Demand                                                                $ 1,747,006      1,675,329
Interest bearing demand                                                   345,512        339,639
Savings                                                                 6,820,789      4,469,832
Time < $100,000                                                        20,781,001     21,069,502
Time > $100,000                                                        14,002,769     14,753,024
                                                                      ------------  -------------
              Total deposits                                           43,697,077     42,307,326

 Accrued interest payable                                                 456,920        467,032
 Other liabilities                                                         17,026         24,340
                                                                      ------------  -------------

   Total liabilities                                                   44,171,023     42,798,698
                                                                      ------------  -------------

Shareholders' equity:
        Preferred stock, no par value; 10,000,000 shares authorized;
          no shares issued and outstanding
        Common stock, no par value; 50,000,000 shares authorized;       6,282,782      6,282,782
          655,722 and no shares issued and outstanding
        Accumulated deficit                                            (1,890,488)    (1,675,008)
        Accumulated other comprehensive income                             40,390         63,055
                                                                      ------------  -------------

               Total shareholders' equity                               4,432,684      4,670,829
                                                                      ------------  -------------

                                                                      $48,603,707     47,469,527
                                                                      ============  =============


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                            NBOG BANCORPORATION, INC.

          Consolidated Statements of Operations and Comprehensive Loss

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         2003         2002
                                                     -------------  ---------
Interest income:
    Interest and fees on loans                       $    614,445      1,330
    Interest income on investments                         47,105          -
    Interest income on federal funds sold                  34,773      3,016
    Other                                                     358     52,573
                                                     -------------  ---------

    Total interest income                                 696,681     56,919
                                                     -------------  ---------

    Interest expense:
    Interest on deposits                                  415,360      2,690
    Other                                                       -      7,297
                                                     -------------  ---------

    Total interest expense                                415,360      9,987
                                                     -------------  ---------

    Net interest income                                   281,321     46,932

Provision for loan losses                                 139,727      3,808
                                                     -------------  ---------

Net interest income after provision for loan losses       141,594     43,124
                                                     -------------  ---------

Non-interest income:
    Mortgage loan processing income                        15,552          -
    Other income                                           14,351          2
                                                     -------------  ---------

    Total non-interest income                              29,903          2
                                                     -------------  ---------

Non-interest expenses:
    Salaries and benefits                                 198,617    169,631
    Occupancy expense                                      64,215     12,568
    Professional fees                                      35,432      4,000
    Conferences, conventions                                1,597     10,451
    Other expenses                                         87,116     23,995
                                                     -------------  ---------

    Total non-interest expense                            386,977    220,645
                                                     -------------  ---------

    Net loss                                         $   (215,480)  (177,519)
                                                     =============  =========

Other comprehensive loss:
    Unrealized losses arising during the period      $    (22,665)         -
                                                     -------------  ---------

    Comprehensive loss                                   (238,145)  (177,519)
                                                     =============  =========

Basic loss per share                                 $       (.33)      (.27)
                                                     =============  =========



See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                            NBOG BANCORPORATION, INC.

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                  ---------------------------
                                                                       2003          2002
                                                                  --------------  -----------
Cash flows from operating activities:
  Net loss                                                        $    (215,480)    (177,519)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Provision for loan losses                                             139,727        3,808
  Depreciation, amortization and accretion                               48,554        1,951
  Change in other assets                                                (74,729)     262,484
  Change in other liabilities                                           (17,426)      (6,404)
                                                                  --------------  -----------

        Net cash (used) provided by operating activities               (119,354)      84,320
                                                                  --------------  -----------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of securities          1,607,966            -
  Purchases of investment securities available-for-sale              (2,018,594)    (182,550)
  Purchases of other investments                                        (61,800)           -
  Net change in loans                                                (5,394,498)    (411,155)
  Purchases of premises and equipment                                    (2,631)    (299,265)
                                                                  --------------  -----------

         Net cash used by investing activities                       (5,869,557)    (892,970)
                                                                  --------------  -----------

Cash flows from financing activities:
  Net change in deposits                                              1,389,751    5,140,656
  Decrease in notes payable                                                   -     (857,140)
  Proceeds from the issuance of common stock                                  -    6,040,282
                                                                  --------------  -----------

        Net cash provided by financing activities                     1,389,751   10,323,798
                                                                  --------------  -----------

Net change in cash and cash equivalents                              (4,599,160)   9,515,148

Cash and cash equivalents at beginning of the period                 13,794,227            -
                                                                  --------------  -----------

Cash and cash equivalents at end of the period                    $   9,195,067    9,515,148
                                                                  ==============  ===========

Supplemental Information:
  Interest paid                                                   $     425,472        9,987
                                                                  ==============  ===========

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

The Company closed its initial public offering of common stock on November 30, 2001, having sold 630,722 shares for total proceeds of $6,306,220. The subscription proceeds from the offering were released from escrow on March 22, 2002, and shares of the Company's common stock were issued to investors on March 25, 2002. The Company used $6,000,000 of the proceeds from the offering to purchase all of the outstanding common stock of the Bank. The Bank is currently the Company's sole subsidiary, and the Company conducts substantially all of its operations through the Bank. Additionally, on May 23, 2002, the Company sold 25,000 shares of its common stock for $250,000 through a private offering exempt from registration under the Securities Act of 1933.

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2003 and for the interim period ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2002 Form 10-KSB.

NOTE3 - CRITICAL ACCOUNTING POLICIES AND ESTIMATES
--------------------------------------------------

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

                            NBOG BANCORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE3 - CRITICAL ACCOUNTING POLICIES AND ESTIMATES, CONTINUED
--------------------------------------------------

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

NOTE  4  -  EARNINGS  PER  SHARE
--------------------------------

Basis loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. There were no dilutive common stock equivalents outstanding as of March 31, 2003 or 2002. For the quarter ended March 31, 2003 and 2002, weighted average shares outstanding were 655,722.

                            NBOG BANCORPORATION, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, The National Bank of Gainesville (the Bank), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.


FINANCIAL  CONDITION
--------------------

As of March 31, 2003, the Bank had concluded twelve full months of operations, and the Company had total assets of $48,603,707 as compared to $47,469,527 at December 31, 2002. The principal contributor to the asset growth was increases in loans of $5,254,771, offset by a reduction of cash and cash equivalents of $4,599,160. Deposits at March 31, 2003 totaled $43,697,077, increasing 3.3% as compared to December 31, 2002.

At quarter end, the Bank's loan to deposit ratio was 71%. Management's long-term target for the loan to deposit ratio is 85%. The interest rates paid on interest bearing deposits are slightly higher than other banks in the local market due to an initial certificate of deposit campaign offered during the opening of the Bank. These special rate certificates of deposit began maturing in March 2003. As of March 31, 2003, $3,689,305 of these special priced deposits had matured. The amount that was renewed as certificates of deposit totaled $344,476. The weighted average rate of the new certificates is 2.17%. Additionally, $891,454 was transferred to money market accounts, which were yielding approximately 1.50% at March 31, 2003. The remainder of the matured certificates were withdrawn by customers. Service charges for deposit services are priced similar to other banks in our market. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at March 31, 2003 was as follows: $1,747,006 (4% of total deposits) in noninterest bearing demand deposits: $345,512 (1% of total deposits) in interest checking accounts; $6,820,789 (16% of total deposits) in savings accounts; and $34,783,770 (79% of total deposits) in time deposits. Management will be targeting transaction related accounts as a means of improving net interest margins.

                            NBOG BANCORPORATION, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

FINANCIAL  CONDITION,  CONTINUED
---------------------

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At March 31, 2003, all securities were classified as available-for-sale totaling $7,311,212. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have expected maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

The Company had an accumulated deficit of $1,890,488 as of March 31, 2003. During the first three months of 2003, the Company had net loss of $215,480. Prior to commencing operations, in March 2002, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

RESULTS  OF  OPERATIONS
-----------------------

Net interest income for the three months ended March 31, 2003 was $281,321 including interest expense on interest bearing deposits of $415,360. Total interest income in the first quarter of 2003 was $696,681 including interest income on loans totaling $614,445 and interest income on federal funds sold of $34,773. For the three months ended March 31, 2003, the Company's cost of funds was approximately 3.80% while interest earning assets yielded 6.04% generating a net interest spread of 2.24%. This spread reflects the Bank's current interest sensitive asset / liability mix whereby excess funds have been temporarily invested in Federal Funds sold. It is management's intention to utilize these proceeds to fund loans.

The provision for loan losses for the three months ended March 31, 2003 was $139,727. Since the Bank's loan portfolio is only twelve months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses can be developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.2% of total loans. The allowance for loan losses was $316,173 at March 31, 2003, representing 1.2% of total loans. In addition, as of March 31, 2003, the Bank had $68,649 in classified loans. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Non-interest income for the three months ended March 31, 2003 was $29,903 while there was minimal related income for the same period in 2002. Non-interest income consists primarily of mortgage loan origination fees of $15,552 and NSF fees of $8,265.

Non-interest expense for the first quarter of 2003 and 2002 was $386,978 and $220,645, respectively. Included in non-interest expense are salaries and benefits which totaled $198,617 and $169,631 for the three months ended March 31, 2003 and 2002, respectively. The increase is due to the hiring of additional employees in connection with the Bank's commencement of operations. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, ATM processing and advertising.

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT
--------------------------------------------------------------

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

                            NBOG BANCORPORATION, INC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT,  CONTINUED
--------------------------------------------------------------

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of Notes to Consolidated Financial Statements interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2003, the Bank is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

LIQUIDITY  AND  CAPITAL
-----------------------

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $3,900,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. In addition, the Company has cash and cash equivalents of $9,195,067 and investments available-for-sale of $7,311,212 to fund operations and loan growth.

Currently, the Bank limits investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the bank's risk-based capital ratios at March 31, 2003:

    Tier 1 capital (to risk-weighted assets)               13.28%
    Total capital (to risk-weighted assets)                14.42%
    Tier 1 capital (to total average assets)                9.37%

                            NBOG BANCORPORATION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS, CONTINUED
-------------

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

OFF  BALANCE  SHEET  RISK
-------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $5,404,000 primarily through various types of commercial lending arrangements, of which $178,000 was at fixed rates and $5,226,000 was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits: The following exhibit is filed with this report:


Exhibit
 Number          Description
--------  ----------------------------------------------------------------------

99.1 Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

99.2 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            NBOG BANCORPORATION, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   By:    /S/ GARY H. ANDERSON
                                        -------------------------------------
                                        Gary H. Anderson
                                        President and Chief Executive Officer



Date:  ___________,  2003         By:     /S/  HOLLY  R.  HUNT
                                      --------------------------------------
                                        Holly R. Hunt
                                        First Vice President and Chief Financial
                                        Officer