Form 10QSB/A
period 2003-03-31
NBOG BANCORPORATION INC
filed 2003-05-21
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(MARK ONE)

   X             QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
------               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File No. ____________

                            NBOG BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)


                   Georgia                              58-2554464
        (State or other jurisdictionn                (I.R.S. Employer
             of incorporation)                     Identification No.)


                                807 DORSEY STREET
                           GAINESVILLE, GEORGIA 30501
                        (Address of principal executive
                          offices, including zip code)

                                 (770) 297-8060
              (Registrant's telephone number, including area code)
              ____________________________________________________

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

THIS AMENDMENT NO. 1 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2003 (THE "REPORT") IS BEING FILED (1) TO INCLUDE REQUIRED DISCLOSURES UNDER PART I, ITEM 3 AND (2) TO DATE THE REPORT AND THE CERTIFICATIONS REQUIRED PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, WHICH WERE INADVERTENTLY UNDATED IN THE REPORT FILED ON MAY 14, 2003.

                            NBOG BANCORPORATION, INC.

PART I.
------
ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses



PART  II.
--------
ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits: The following exhibit is filed with this report:


Exhibit Number                         Description
--------------      -----------------------------------------------------------
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


Date: May 13, 2003 (as to the original Report) and May 20, 2003 (as to this Amendment No. 1)

                                      By:  /S/  GARY  H.  ANDERSON
                                           --------------------------------
                                           Gary  H.  Anderson
                                           President and Chief Executive Officer



                                           By:     /S/  HOLLY  R.  HUNT
                                           --------------------------------
                                           Holly  R.  Hunt
                                           First Vice President and Chief
                                           Financial Officer

                            NBOG BANCORPORATION, INC.

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


                                  CERTIFICATION

I, Gary H. Anderson, certify that:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003 (as to the original Report) and May 20, 2003 (as to this Amendment No. 1)

                                        /S/ GARY H. ANDERSON
                                        --------------------
                                        Gary H. Anderson
                                        President and Chief Executive Officer

                            NBOG BANCORPORATION, INC.

                                  CERTIFICATION
I, Holly R. Hunt, certify that:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003 (as to the original Report) and May 20, 2003 (as to this Amendment No. 1)

                                /S/ HOLLY R. HUNT
                                -----------------
                                Holly R. Hunt
                                Principal Accounting and Chief Financial Officer