Form 10QSB
period 2003-06-30
NBOG BANCORPORATION INC
filed 2003-08-14
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK  ONE)                        FORM 10-QSB

   X            QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
-------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 (770) 297-8060
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

  655,722 SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                AUGUST 13, 2003

  Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X ]

                                      INDEX


PART  I.  FINANCIAL  INFORMATION                                        Page No.
--------------------------------

Item  1.  Financial  Statements

     Consolidated  Balance  Sheets  - June 30, 2003 (Unaudited)
          and December 31, 2002  (Audited) . . . . . . . . . . . . . . . . . . 3

     Consolidated  Statements  of  Operations (Unaudited) - Three
          Months and Six Months  Ended  June  30,  2003  and  2002 . . . . . . 4

     Consolidated  Statements of Comprehensive Income (Unaudited) - Three
          Months and  Six  Months  Ended  June  30,  2003  and  2002 . . . . . 4

     Consolidated  Statement  of  Cash Flows (Unaudited) - Six
          Months Ended June 30,  2003  and  2002 . . . . . . . . . . . . . . . 5

     Notes  to  Consolidated  Financial  Statements  . . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 8

PART  II.  OTHER  INFORMATION
-----------------------------

     Item 1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . 12

     Item 2.  Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . 12

     Item 3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . 12

     Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders . . 12

     Item 5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . 12

     Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . 12

              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART  I.  FINANCIAL  INFORMATION

                                        NBOG BANCORPORATION, INC.
                                       Consolidated Balance Sheets

                                                                            June 30,       December 31,
                                                                              2003             2002
                                                                       ------------------  -------------
                                                                          (unaudited)        (audited)
                                         Assets
                                         ------
Cash and due from banks                                                $       1,889,892        540,227
Federal funds sold                                                             3,337,500     13,254,000
                                                                       ------------------  -------------

             Cash and cash equivalents                                         5,227,392     13,794,227

Investment securities available-for-sale                                       5,342,249      6,940,158
Other investments                                                                194,450        145,250
Loans, net                                                                    35,750,030     25,716,715
Premises and equipment, net                                                      632,628        664,093
Accrued interest receivable                                                      197,095        162,782
Other assets                                                                     100,774         46,302
                                                                       ------------------  -------------

                                                                       $      47,444,618     47,469,527
                                                                       ==================  =============


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Deposits:
Demand                                                                 $       1,861,385      1,675,329
Interest bearing demand                                                          463,710        339,639
             Savings                                                           6,167,231      4,469,832
             Time < $100,000                                                  21,783,005     21,069,502
             Time > $100,000                                                  12,403,564     14,753,024
                                                                       ------------------  -------------
               Total deposits                                                 42,678,895     42,307,326

Accrued interest payable                                                         103,338        467,032
Other liabilities                                                                132,546         24,340
                                                                       ------------------  -------------

               Total liabilities                                              42,914,779     42,798,698
                                                                       ------------------  -------------

Commitments
Shareholders' equity:
        Preferred stock, no par value; 10,000,000 shares authorized;
          no shares issued and outstanding
        Common stock, no par value; 50,000,000 shares authorized;              6,282,782      6,282,782
          655,722 and no shares issued and outstanding
        Accumulated deficit                                                   (1,780,116)    (1,675,008)
        Accumulated other comprehensive income                                    27,173         63,055
                                                                       ------------------  -------------

               Total shareholders' equity                                      4,529,839      4,670,829
                                                                       ------------------  -------------

                                                                       $      47,444,618     47,469,527
                                                                       ==================  =============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                     NBOG  BANCORPORATION,  INC.
                   Consolidated Statements of Operations and Comprehensive Income

                                              (Unaudited)

                                                         Three Months Ended       Six Months Ended
                                                               June 30,               June 30,
                                                       -----------------------  ---------------------
                                                          2003         2002        2003       2002
                                                       -----------  ----------  ----------  ---------

Interest income:
  Interest and fees on loans                           $  751,935     105,634   1,366,381    156,962
  Interest income on investments                           41,470      17,123      88,575     22,524
  Interest income on federal funds sold                     9,129      70,985      43,902     73,769
  Other                                                     1,381       5,410       1,738      2,816
                                                       -----------  ----------  ----------  ---------

      Total interest income                               803,915     199,152   1,500,596    256,071
                                                       -----------  ----------  ----------  ---------

  Interest expense:
  Interest on deposits                                    301,298     202,788     716,658    205,325
  Other                                                         -           -           -      7,450
                                                       -----------  ----------  ----------  ---------

      Total interest expense                              301,298     202,788     716,658    212,775
                                                       -----------  ----------  ----------  ---------

      Net interest income                                 502,617      (3,636)    783,938     43,296

Provision for loan losses                                  67,486      53,350     207,213     57,158
                                                       -----------  ----------  ----------  ---------

Net interest income after provision for loan losses       435,131     (56,986)    576,725    (13,862)
                                                       -----------  ----------  ----------  ---------

Non-interest income:
  Mortgage origination income                              80,236           -      95,788          -
  Other income                                             26,459       3,582      40,810      3,584
                                                       -----------  ----------  ----------  ---------

      Total non-interest income                           106,695       3,582     136,598      3,584
                                                       -----------  ----------  ----------  ---------

Non-interest expenses:
  Salaries and benefits                                   235,536     190,452     434,153    360,154
  Occupancy expense                                        65,229      19,125     129,444     57,066
  Professional fees                                        35,297      27,665      70,729     47,675
  Other expenses                                           95,392     146,651     184,105    139,643
                                                       -----------  ----------  ----------  ---------

      Total non-interest expense                          431,454     383,893     818,431    604,538
                                                       -----------  ----------  ----------  ---------

      Net earnings (loss)                              $  110,372    (437,297)   (105,108)  (614,816)
                                                       ===========  ==========  ==========  =========

Other comprehensive income:
  Unrealized gains (losses) arising during the period     (13,217)      6,215     (35,882)     6,215
                                                       -----------  ----------  ----------  ---------

  Comprehensive income (loss)                          $   97,155    (431,082)   (140,990)  (608,601)
                                                       ===========  ==========  ==========  =========

Basic earnings (loss) per share                        $      .17        (.67)       (.16)      (.94)
                                                       ===========  ==========  ==========  =========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                            NBOG BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                            ---------------------------
                                                                2003           2002
                                                            -------------  ------------
Cash flows from operating activities:
  Net loss                                                  $   (105,108)     (614,816)

Adjustments to reconcile net loss to net cash used by
    operating activities:
  Provision for loan losses                                      207,213        57,158
  Depreciation, amortization and accretion                        88,959        19,125
  Change in other assets                                         (88,785)      154,032
  Change in other liabilities                                   (268,873)      174,728
                                                            -------------  ------------

        Net cash used by operating activities                   (166,594)     (209,773)
                                                            -------------  ------------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of securities   3,567,933             -
  Purchases of investment securities available-for-sale       (2,018,594)   (6,247,982)
  Purchases of other investments                                 (61,800)            -
  Proceeds from sale of other investments                         12,600             -
  Net change in loans                                        (10,240,528)   (5,715,821)
  Purchases of premises and equipment                            (31,421)     (353,040)
                                                            -------------  ------------

        Net cash used by investing activities                 (8,771,810)  (12,316,843)
                                                            -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                         371,569    23,720,983
  Decrease in notes payable                                            -    (1,082,140)
  Proceeds from the issuance of common stock                           -     6,282,782
                                                            -------------  ------------

        Net cash provided by financing activities                371,569    28,921,625
                                                            -------------  ------------

Net change in cash and cash equivalents                       (8,566,835)   16,395,009

Cash and cash equivalents at beginning of the period          13,794,227             -
                                                            -------------  ------------

Cash and cash equivalents at end of the period              $  5,227,392    16,395,009
                                                            =============  ============

Supplemental Information:
  Interest paid                                             $  1,080,353         9,987
                                                            =============  ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2003 and for the interim period ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended June 30, 2003 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2002 Form 10-KSB.

STOCK  COMPENSATION  PLANS
--------------------------

In May 2003, the shareholders approved a stock incentive plan, which provides for the issuance of stock options to purchase up to 125,000 shares of the Company's common stock. The exercise price of stock options granted under the plan may not be less than the fair value of the Company's common stock at the date of grant. Under the terms of the plan, options may remain exercisable for a period not to exceed 10 years. In June 2003, the Company granted 82,000 options with an option price of $10. We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter ended June 30, 2003, would have been reduced to the proforma amounts indicated below:

                                               Six Month Period
                               Quarter ended    Ended June 30,
                               June 30, 2003         2003
                               --------------  -----------------
     Net earnings
     As reported               $      110,372          (105,108)
     Proforma                  $      109,070          (107,061)

     Basic earnings per share
     As reported               $          .17              (.16)
     Proforma                  $          .17              (.16)

--------------------------

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants in 2003: no dividend yield, a risk free interest rate of 3.85% and an expected life of 10 years. The difference between the net earnings as reported and proforma is the expense associated with the grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the
related  tax  effect.   No  options  were  outstanding  during  2002.

NOTE2  -  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
--------------------------------------------------------

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

NOTE  3  -  EARNINGS  PER  SHARE
--------------------------------

Basic income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. There were no dilutive common stock equivalents outstanding as of June 30, 2003 or 2002. For the quarter ended June 30, 2003 and 2002, weighted average shares outstanding were 655,722.


NOTE  4  -  SUBSEQUENT  EVENT
-----------------------------
On July 1, 2003, the Company commenced a private offering of up to 500,000 shares of its common stock at a purchase price of $10.00 per share. The offering is expected to terminate on September 30, 2003. The net proceeds of the offering will be used to fund the future growth and expansion of the Company and the Bank

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

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

FINANCIAL  CONDITION
--------------------

As of June 30, 2003, the Bank had concluded fifteen full months of operations, and the Company had total assets of $47,444,618 as compared to $47,469,527 at December 31, 2002. Although total assets remained relatively unchanged, assets were reallocated as loans increased by $10,033,315, offset by a reduction of cash and cash equivalents of $8,566,835. Deposits at June 30, 2003 totaled $42,678,895, increasing approximately 1% when compared to December 31, 2002.

At quarter end, the Bank's loan to deposit ratio was 84.75%. Management's long-term target for the loan to deposit ratio is 85%. The cost of funds on interest bearing deposits are slightly higher than other banks in the local market due to an initial certificate of deposit campaign offered during the opening of the Bank. These special rate certificates of deposit began maturing in March 2003. The current interest rates are priced similar to other banks in our market and we expect the cost of funds to decrease as these special rate certificates continue to mature over the remainder of this year. Service charges for deposit services are priced similar to other banks in our market. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at June 30, 2003 was as follows: $1,861,385 (4% of total deposits) in noninterest bearing demand deposits: $463,710 (1% of total deposits) in interest checking accounts; $6,167,231 (15% of total deposits) in savings accounts; and $34,186,569 (80% of total deposits) in time deposits. Management will be targeting transaction related accounts as a means of improving net interest margins and fee income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

FINANCIAL  CONDITION,  CONTINUED
---------------------

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At June 30, 2003, all securities were classified as available-for-sale totaling $5,342,249. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have expected maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

The Company had an accumulated deficit of $1,780,116 as of June 30, 2003. During the first six months of 2003, the Company had net loss of $105,108. Prior to commencing operations, in March 2002, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

RESULTS  OF  OPERATIONS
-----------------------

Net interest income for the quarter and six months ended June 30, 2003 was $502,617 and $783,938, respectively, including interest expense on deposits of $301,298 and $716,658 for the same periods. Total interest income in the second quarter of 2003 was $803,915 made up principally of interest income on loans totaling $751,935. For the six month period, interest income totaled $1,500,596 including $1,366,381 derived from interest and fees on loans. As of June 30, 2003, the Company's cost of funds was approximately 3.10% while interest earning assets yielded 6.29% generating a net interest spread of 3.19%. This spread reflects the Bank's current interest sensitive asset / liability mix whereby excess funds have been temporarily invested in Federal Funds Sold. It is management's intention to utilize these proceeds to fund loans.

The provision for loan losses for the quarter and six months ended June 30, 2003 was $67,486 and $207,213, respectively. Since the Bank's loan portfolio is only fifteen months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses can be developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.2% of total loans. The allowance for loan losses was $434,211 at June 30, 2003, representing 1.2% of total loans. In addition, as of June 30, 2003, the Bank had $422,431 in classified loans representing 22 credits.
Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Non-interest income for the quarter and six months ended June 30, 2003 was $106,695 and $136,598, respectively, while there was minimal related income for the same periods in 2002. Non-interest income for the six month period consisted primarily of mortgage loan origination fees of $95,788 and NSF fees of $24,454.

For the six month period ended June 30, 2003 and 2002, non-interest expense totaled $818,431 and $604,538, respectively, which was principally the result of salary and benefit expense of $434,153 and $360,754 for the respective periods. Non-interest expense for the second quarter of 2003 and 2002 was $431,454 and $383,893, respectively. Included in non-interest expense are salaries and benefits which totaled $235,536 and $190,452 for the three months ended June 30, 2003 and 2002, respectively. The increase in salary and benefit expense was due to the hiring of additional employees in connection with the Bank's commencement of operations. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, ATM processing and advertising.

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

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT,  CONTINUED
--------------------------------------------------------------

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2003, the Bank is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

LIQUIDITY  AND  CAPITAL
-----------------------

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $3,900,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. In addition, the Company has cash and cash equivalents of $5,227,392 and investments available-for-sale of $5,342,249 to fund operations and loan growth.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the bank's risk-based capital ratios at June 30, 2003:

     Tier 1 capital (to risk-weighted assets)               12.31%
     Total capital (to risk-weighted assets)                10.90%
     Tier 1 capital (to total average assets)                9.95%

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

OFF  BALANCE  SHEET  RISK
-------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $4,442,000 primarily through various types of commercial lending arrangements, of which $342,000 was at fixed rates and $4,100,000 was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 2.   CHANGES  IN  SECURITIES

          None.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES  AND  USE  OF  PROCEEDS

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          On May 29, 2003, the Annual Meeting of NBOG Bancorporation, Inc. was held at 830 Green Street, Gainesville, Georgia for the purpose of re-electing Class III Directors and obtaining approval for the 2003 Stock Incentive Plan as described in the Proxy Statement furnished to the shareholders in connection with this meeting. There were 420,876 votes received via proxy (64% of shares outstanding) and 21 shareholders in attendance.

          Class III Directors were re-elected as directors for a term of three years ending at the 2006 Annual Meeting of Shareholders and upon the election and qualification of the director's successor. Class III Directors elected were Kathy L. Cooper, Anne L. Davenport, Lanny W. Dunagan, and Gilbert T. Jones, Sr. All Class III Directors received the following votes: 420,676 votes FOR, 100 votes AGAINST, and 100 votes WITHHELD. Class I directors (Gary H. Anderson, Dr. John C. McHugh, Anne M. Palmour and Wendell A. Turner) shall continue to serve their terms until the 2004 Annual Meeting of Shareholders. Class II directors (Paula M. Allen, J. Darwin Allison, Jr., Shelley Palmour Anderson and Roger P. Martin) shall continue to serve their terms until the 2005 Annual Meeting of Shareholders.

          The NBOG Bancorporation, Inc. 2003 Stock Incentive Plan was approved with the following: 398,852 votes FOR, 12,157 votes AGAINST, and 9,867 votes WITHHELD.

ITEM 5.   OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:  The  following  exhibits  are  filed with this report:


   Exhibit
   Number                              Description
------------  ------------------------------------------------------------------

     31        Certifications  pursuant  to  Rule  13a-14  under  the Securities
               Exchange  Act  of  1934,  as  amended.

     32 Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                      By:  /S/  GARY  H.  ANDERSON
                                           -------------------------------------
                                           Gary  H.  Anderson
                                           President and Chief Executive Officer



Date:  August  13,  2003              By:  /S/  HOLLY  R.  HUNT
                                           -------------------------------------
                                           Holly R. Hunt
                                           First Vice President and Chief
                                           Financial Officer