Form 10QSB
period 2003-09-30
NBOG BANCORPORATION INC
filed 2003-11-14
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(MARK ONE)
   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

   678,418  SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                NOVEMBER 12, 2003

  Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                                    INDEX



PART I. FINANCIAL INFORMATION                                                                          Page No.
-----------------------------

Item 1. Financial Statements
    Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002 (Audited). . .         3

    Consolidated Statements of Operations and Comprehensive Income (Unaudited) - Three
    Months and  Nine Months Ended September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .         4

    Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002.         5

    Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .         8

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

PART II. OTHER INFORMATION
--------------------------

    Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

    Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . .        12

    Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

    Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .        12

    Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

              Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

PART I.  FINANCIAL INFORMATION
------------------------------

                                       NBOG BANCORPORATION, INC.
                                      Consolidated Balance Sheets


                                                                        September 30,     December 31,
                                                                             2003             2002
                                                                      ------------------  -------------
                                                                         (unaudited)        (audited)
                               Assets
                               ------
Cash and due from banks                                               $         635,224        540,227
Federal funds sold                                                            1,454,500     13,254,000
                                                                      ------------------  -------------

          Cash and cash equivalents                                           2,089,724     13,794,227

Investment securities available-for-sale                                      2,927,838      6,940,158
Other investments                                                               194,450        145,250
Loans, net                                                                   43,742,142     25,716,715
Premises and equipment, net                                                     665,467        664,093
Accrued interest receivable                                                     230,237        162,782
Other assets                                                                    153,461         46,302
                                                                      ------------------  -------------

                                                                      $      50,003,319     47,469,527
                                                                      ==================  =============

                  Liabilities and Shareholders' Equity
                  ------------------------------------

Deposits:
    Demand                                                            $       2,091,736      1,675,329
    Interest bearing demand                                                     371,114        339,639
    Savings                                                                   6,064,749      4,469,832
    Time < $100,000                                                          25,255,043     21,069,502
    Time > $100,000                                                          11,117,949     14,753,024
                                                                      ------------------  -------------
            Total deposits                                                   44,900,591     42,307,326

Accrued interest payable                                                        102,037        467,032
Other liabilities                                                               156,936         24,340
                                                                      ------------------  -------------

            Total liabilities                                                45,159,564     42,798,698
                                                                      ------------------  -------------

Commitments
Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                -              -
    Common stock, no par value; 50,000,000 shares authorized;                 6,468,242      6,282,782
      674,268 and no shares issued and outstanding
    Accumulated deficit                                                      (1,624,079)    (1,675,008)
    Accumulated other comprehensive income                                         (408)        63,055
                                                                      ------------------  -------------

            Total shareholders' equity                                        4,843,755      4,670,829
                                                                      ------------------  -------------

                                                                      $      50,003,319     47,469,527
                                                                      ==================  =============


See accompanying notes to unaudited consolidated financial statements.

                            NBOG BANCORPORATION, INC.
         Consolidated Statements of Operations and Comprehensive Income

                                  (Unaudited)

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                               2003           2002        2003          2002
                                                          ---------------  ----------  ----------  ---------------
Interest income:
    Interest and fees on loans                            $      893,752     305,530   2,260,133          412,492
    Interest income on investments                                32,518      55,159     121,093           72,283
    Interest income on federal funds sold                          4,258      59,274      48,160          191,259
    Other                                                          4,857           -       6,595                -
                                                          ---------------  ----------  ----------  ---------------

         Total interest income                                   935,385     419,963   2,435,981          676,034
                                                          ---------------  ----------  ----------  ---------------

Interest expense:
    Interest on deposits                                         310,691     290,893   1,027,349          496,218
    Other                                                              -           -           -            7,450
                                                          ---------------  ----------  ----------  ---------------

         Total interest expense                                  310,691     290,893   1,027,349          503,668
                                                          ---------------  ----------  ----------  ---------------

         Net interest income                                     624,694     129,070   1,408,632          172,366

Provision for loan losses                                        100,927     109,521     308,140          166,679
                                                          ---------------  ----------  ----------  ---------------

Net interest income after provision for loan losses              523,767      19,549   1,100,492            5,687
                                                          ---------------  ----------  ----------  ---------------

Non-interest income:
    Mortgage origination income                                   61,168           -     156,956   -    -  -    -
    Other income                                                  21,873      12,667      62,683           16,251
                                                          ---------------  ----------  ----------  ---------------

         Total non-interest income                                83,041      12,667     219,639           16,251
                                                          ---------------  ----------  ----------  ---------------

Non-interest expenses:
    Salaries and benefits                                        248,601     190,607     682,754          550,690
    Occupancy expense                                             66,888      60,723     196,332          117,091
    Professional fees                                             45,384      37,124     116,113           64,789
    Other expenses                                                89,900      69,028     274,003          229,450
                                                          ---------------  ----------  ----------  ---------------

      Total non-interest expense                                 450,773     357,482   1,269,202          962,020
                                                          ---------------  ----------  ----------  ---------------

      Net earnings (loss)                                 $      156,035    (325,266)     50,929         (940,082)
                                                          ===============  ==========  ==========  ===============

Other comprehensive income:
    Unrealized gains (losses) arising during the period          (27,581)    102,528     (63,463)          57,386
                                                          ---------------  ----------  ----------  ---------------

    Comprehensive income (loss)                           $      128,454    (222,738)    (12,534)        (882,696)
                                                          ===============  ==========  ==========  ===============

Basic earnings (loss) per share                           $          .24        (.50)        .08            (1.43)
                                                          ===============  ==========  ==========  ===============

Weighted average shares outstanding                              622,356     655,722     657,966          655,722
                                                          ===============  ==========  ==========  ===============


See accompanying notes to unaudited consolidated financial statements.

                                 NBOG BANCORPORATION, INC.
                           Consolidated Statements of Cash Flows

                                        (Unaudited)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                   2003           2002
                                                               -------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                          $     50,929      (940,082)

Adjustments to reconcile net loss to net cash used by
    operating activities:
  Provision for loan losses                                         308,140       166,679
  Depreciation, amortization and accretion                          129,568        46,359
  Decrease in deferred cost                                               -       181,035
  Change in other assets                                           (174,614)      (78,570)
  Change in other liabilities                                      (232,399)      325,488
                                                               -------------  ------------

               Net cash used by operating activities                 81,624      (299,091)
                                                               -------------  ------------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of securities      6,430,227             -
  Purchases of investment securities available-for-sale          (2,516,516)   (7,004,018)
  Purchases of other investments                                    (61,800)     (182,550)
  Proceeds from sale of other investments                            12,600             -
  Net change in loans                                           (18,333,567)  (16,667,858)
  Purchases of premises and equipment                               (95,796)     (474,249)
                                                               -------------  ------------

               Net cash used by investing activities            (14,564,852)  (24,328,675)
                                                               -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                          2,593,265    32,213,870
  Decrease in notes payable                                               -    (1,082,140)
  Proceeds from the issuance of common stock                        185,460     6,282,782
                                                               -------------  ------------

               Net cash provided by financing activities          2,778,725    37,414,512
                                                               -------------  ------------

Net change in cash and cash equivalents                         (11,704,503)   12,786,746

Cash and cash equivalents at beginning of the period             13,794,227             -
                                                               -------------  ------------

Cash and cash equivalents at end of the period                 $  2,089,724    12,786,746
                                                               =============  ============

Supplemental Information:
  Interest paid                                                $  1,394,110       203,369
                                                               =============  ============


See accompanying notes to unaudited consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

The Company closed its initial public offering of common stock on November 30, 2001, having sold 630,722 shares for total proceeds of $6,307,220. The subscription proceeds from the offering were released from escrow on March 22, 2002, and shares of the Company's common stock were issued to investors on March 25, 2002. The Company used $6,000,000 of the proceeds from the offering to purchase all of the outstanding common stock of the Bank. The Bank is currently the Company's sole subsidiary, and the Company conducts substantially all of its operations through the Bank. Additionally, on May 23, 2002, the Company sold 25,000 shares of its common stock for $250,000 through a private offering exempt from registration under the Securities Act of 1933.

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2003 and for the interim period ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2002 Form 10-KSB.

STOCK COMPENSATION PLANS
------------------------

In May 2003, the shareholders approved a stock incentive plan, which provides for the issuance of stock options to purchase up to 125,000 shares of the Company's common stock. The exercise price of stock options granted under the plan may not be less than the fair value of the Company's common stock at the date of grant. Under the terms of the plan, options may remain exercisable for a period not to exceed 10 years. During 2003, the Company granted 82,000 options with an option price of $10. We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter ended September 30, 2003, would have been reduced to the proforma amounts indicated below:

                                  Quarter ended     Nine Month Period Ended
                                September 30,2003     September 30, 2003
                                -------------------------------------------
      Net earnings
      As reported               $          156,035                   50,929
      Proforma                  $          154,082                   45,070
      Basic earnings per share
      As reported               $              .24                      .08
      Proforma                  $              .23                      .07

------------------------

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

NOTE 2 - CRITICAL ACCOUNTING POLICIES AND ESTIMATES
---------------------------------------------------

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

NOTE 3 - EARNINGS PER SHARE
---------------------------

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. There were no dilutive common stock equivalents outstanding as of September 30, 2003 or 2002.


NOTE 4 - STOCK OFFERING
-----------------------

On July 1, 2003, the Company commenced a private offering of up to 500,000 shares of its common stock at a purchase price of $10.00 per share. The offering was extended to December 31, 2003. The net proceeds of the offering will be used to fund the future growth and expansion of the Company and the Bank. As of September 30, 2003, the Company had sold 18,546 shares at $10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, The National Bank of Gainesville (the Bank), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes included in this report.

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


FINANCIAL CONDITION
-------------------

As of September 30, 2003, the Bank had concluded eighteen full months of operations, and the Company had total assets of $50,003,319 as compared to
$47,469,527 at December 31, 2002. Although total assets remained relatively unchanged, assets were reallocated as loans increased by $18,025,427, offset by a reduction of cash and cash equivalents of $11,704,503. Deposits at September 30, 2003 totaled $44,900,591, increasing approximately 6% when compared to December 31, 2002.

At quarter end, the Bank's loan to deposit ratio was 98.60%. Management's long-term target for the loan to deposit ratio is 85%. The National Bank of Gainesville is currently experiencing a strong demand for loans in the Gainesville market and is intentionally managing the loan to deposit ratio at a level that exceeds its long-term goal in order to offset the current cost of funds. The cost of funds on interest bearing deposits are slightly higher than other banks in the local market due to an initial certificate of deposit campaign offered during the opening of the Bank. These special rate certificates of deposit began maturing in March 2003. The current interest rates are priced similar to other banks in our market and we expect the cost of funds to decrease as these special rate certificates continue to mature over the remainder of this year. Service charges for deposit services are priced similar to other banks in our market. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at September 30, 2003 was as follows: $2,091,736 (5% of total deposits) in noninterest bearing demand deposits: $371,114 (1% of total deposits) in interest checking accounts; $6,064,749 (13% of total deposits) in savings accounts; and $36,372,992 (81% of total deposits) in time deposits. Management will continue targeting transaction related accounts as a means of improving net interest margins and fee income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS,  CONTINUED
-------------

FINANCIAL CONDITION,  CONTINUED
-------------------

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 2003, all securities were classified as available-for-sale totaling $2,927,838. The current investment portfolio strategy is primarily to provide liquidity for funding loans and operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have expected maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

The Company had an accumulated deficit of $1,624,079 as of September 30, 2003. During the first nine months of 2003, the Company had net earnings of $50,929. Prior to commencing operations in March 2002, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

RESULTS OF OPERATIONS
---------------------

Net interest income for the quarter and nine months ended September 30, 2003 was $624,694 and $1,408,632, respectively, including interest expense on deposits of $310,691 and $1,027,349 for the same periods. Total interest income in the third quarter of 2003 was $935,385 made up principally of interest and fees on loans totaling $893,752. For the nine month period, interest income totaled $2,435,981 including $2,260,133 derived from interest and fees on loans. For the nine months ended September 30, 2003, the Company's cost of funds was approximately 3.33% while interest earning assets yielded 6.87% generating a net interest spread of 3.54%. The spread has improved from .76% at December 31, 2002 which is the result of an improvement in the mix of interest earning assets and the repricing of the higher yielding promotional certificates of deposit accounts.

The  provision  for  loan losses for the quarter and nine months ended September
30,  2003  was  $100,927  and  $308,140,  respectively.   Since  the Bank's loan
portfolio is only eighteen months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses can be developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.2% of total loans. The allowance for loan losses was $531,282 at September 30, 2003, representing 1.20% of total loans. In addition, as of September 30, 2003, the Bank had $351,836 in classified loans representing 20 credits. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Non-interest income for the quarter and nine months ended September 30, 2003 was $83,041 and $219,639, respectively, while there was minimal related income for the same periods in 2002. Non-interest income for the nine month period consisted primarily of mortgage loan origination fees of $156,956 and deposit account related fees of $33,038.

For the nine month period ended September 30, 2003 and 2002, non-interest expense totaled $1,269,202 and $962,020, respectively, which was principally the result of salary and benefit expense of $682,754 and $550,690 for the respective periods. Non-interest expense for the third quarter of 2003 and 2002 was $450,773 and $357,482, respectively. Included in non-interest expense are salaries and benefits which totaled $248,601 and $190,607 for the three months ended June 30, 2003 and 2002, respectively. The increase in salary and benefit expense was due to the hiring of additional employees to accommodate the Company's growth and commissions paid related to mortgage production. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, ATM processing and advertising.

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT
--------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS,  CONTINUED
-------------

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT,  CONTINUED
--------------------------------------------------------

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2003, the Bank is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

LIQUIDITY AND CAPITAL
---------------------

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $3,900,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. In addition, the Company has cash and cash equivalents of $2,089,724 and investments available-for-sale of $2,927,838 to fund operations and loan growth.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. As a new bank, the Office of the Comptroller of the Currency has required that the Bank maintain a minimum leverage ratio of 8% for the first three years of its operation.

The following table summarizes the bank's risk-based capital ratios at September 30, 2003:

   Tier 1 capital (to risk-weighted assets)                 11.46%
   Total capital (to risk-weighted assets)                   9.87%
   Tier 1 capital (to total average assets)                  9.06%

On July 1, 2003, the Company commenced a private offering of up to 500,000 shares of its common stock at a purchase price of $10.00 per share. The offering was extended to December 31, 2003. The net proceeds of the offering will be used to fund the future growth and expansion of the Company and the Bank. As of September 30, 2003, the Company had sold 18,456 shares at $10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS,  CONTINUED
-------------

REGULATORY MATTERS
------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

OFF BALANCE SHEET RISK
----------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $4,611,000 primarily through various types of commercial lending arrangements, of which $500,000 was at fixed rates and $4,110,000 was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 2. CHANGES IN SECURITIES

During the past three years the Company has sold the following securities which were not registered under the Securities Act of 1933.

On May 23, 2002, the Company sold 25,000 shares of its common stock to 14 accredited investors, as that term is defined in Rule 501 of the Securities Act, for $10.00 per share, or an aggregate of $250,000. Because the shares were sold in a private placement and not through a public offering, the Company claimed an exemption from registration under Section 4(2) of the Securities Act.

On June 11, 2003, the Company issued options to purchase 82,000 shares of its common stock at an exercise price of $10.00 per share to its officers and directors as compensation for their service to the Company and the Bank. The options vest over a period of three years and expire in ten years. Since the options were issued only to officers and directors of the Company and the Bank and not through a public offering, the Company claimed an exemption from registration under Section 4(2) of the Securities Act.

On July 1, 2003, the Company commenced a private placement of up to 500,000 shares of its common stock at $10.00 per share. The shares are being offered and sold to an unlimited number of accredited investors, as that term is defined in Rule 501 of the Securities Act, and up to 35 unaccredited investors. The offering will expire on December 31, 2003, unless the Company extends the offering or ends the offering sooner. As of September 30, 2003, the Company has sold 18,546 shares for an aggregate of $185,460 to six accredited investors and 16 unaccredited investors. The Company is claiming an exemption from registration under Rule 506 of the Securities Act and on July 23, 2003 filed a Form D with the Securities and Exchange Commission.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  The  following  exhibits  are  filed  with  this  report:

Exhibit
Number                                         Description
-------  ---------------------------------------------------------------------------------------------------
  31     Certifications pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934, as amended.

  32     Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 as Adopted Pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   By:  /S/ GARY H. ANDERSON
                                        ----------------------------------------
                                        Gary H. Anderson
                                        President and Chief Executive Officer



Date:  November 14, 2003          By:   /S/ HOLLY R. HUNT
                                        ----------------------------------------
                                        Holly R. Hunt
                                        First Vice President and
                                        Chief Financial Officer