Form 10KSB
period 2003-12-31
NBOG BANCORPORATION INC
filed 2004-04-14
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2003.
                      ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from            to
                                        ----------    ----------

     Commission  file  number  001-16413
                               ---------

                            NBOG BANCORPORATION, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

              GEORGIA                                         58-2554464
---------------------------------------           ------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO
                                                             PAR VALUE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Islands Bancorp was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                               -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's net income for the year ended December 31, 2003 was $979,447.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE ESTIMATED AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON MARCH 1, 2004 IS $4,717,540.00. THERE IS NO ACTIVE TRADING MARKET FOR THE COMPANY'S COMMON STOCK AND IT IS NOT POSSIBLE TO IDENTIFY PRECISELY THE MARKET VALUE OF THE COMMON STOCK. THE ESTIMATED AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES IS BASED ON $10.00 PER SHARE, WHICH WAS THE OFFERING PRICE FOR 91,168 SHARES OF COMMON STOCK SOLD BY THE COMPANY ON DECEMBER 31, 2003 THROUGH A PRIVATE PLACEMENT. THE COMPANY IS UNAWARE OF THE SALES PRICE OF ANY TRADES IN THE COMPANY'S COMMON STOCK SINCE DECEMBER 31, 2003.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 746,890 SHARES, NO PAR VALUE COMMON STOCK, AS OF MARCH 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 19, 2004, are incorporated by reference into Part III.


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

                                     PART I

ITEM  1.       DESCRIPTION  OF  BUSINESS

                      BUSINESS OF THE COMPANY AND THE BANK

GENERAL

     NBOG Bancorporation, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding common stock of The National Bank of Gainesville (the "Bank"), which operates in the Gainesville, Georgia area. The Bank is chartered and regulated by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. The Bank received final approvals from bank regulators to commence banking operations on March 21, 2002.

     The Company closed its initial public offering of common stock on November 30, 2001, having sold 630,722 shares for total proceeds of $6,306,220. The subscription proceeds from the offering were released from escrow on March 22, 2002, and shares of the Company's common stock were issued to investors on March 25, 2002. The Company used $6,000,000 of the proceeds from the offering to purchase all of the outstanding common stock of the Bank. The Bank is currently the Company's sole subsidiary, and the Company currently engages in no business other than owning and managing the Bank.

     On May 23, 2002, the Company sold 25,000 shares of its common stock for $250,000 through a private offering exempt from registration under the Securities Act of 1933. In addition, on July 1, 2003, the Company initiated a private offering exempt from registration under the Securities Act of 1933. The private offering ended on December 31, 2003. Proceeds totaling $911,681, net of offering costs of $18,055, were collected from the sale of 91,168 shares.

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

     OTHER SERVICES. In addition to deposit and loan services, the Bank offers banking, cash management services, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide. The Bank offers VISA and MasterCard credit cards and merchant credit card processing to the Bank's customers through third party vendors. The Bank will be reviewing opportunities for offering Internet banking services and expects to provide appropriate services through third party vendor relationships. The Bank currently offers telephone banking and NetImage. NetImage is a product that allows the customer to view images of their cleared checks via connection to the internet through a secure link in the Bank's website.

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

ASSET  MANAGEMENT  POLICIES

     A committee composed of the executive officers of the Bank is charged with managing the Bank's assets and liabilities pursuant to policies established by the directors' Asset/Liability and Investment Committee. The committee attempts to manage asset growth, liquidity and capital in order to optimize income and reduce interest-rate risk. The committee directs the Bank's overall acquisition and allocation of funds. The management committee meets with the director's Asset/Liability and Investment Committee on a quarterly basis. The director's committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

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

MARKET  OPPORTUNITIES  AND  COMPETITION

     The Bank primarily serves the Northeast Georgia market of Hall County, including Gainesville and five smaller municipalities. Hall County has a population of approximately 153,000 and encompasses 392 square miles. Lake Lanier, a manmade lake with 607 miles of shoreline, forms the county's western boundary. Gainesville, the county seat, is situated approximately 50 miles northeast of Atlanta and 100 miles southwest of Greenville, South Carolina.

     The Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. According to information provided by the FDIC, as of June 30, 2003 there were 46 offices of 14 banks operating and reporting deposits in Hall County of $2.37 billion. Currently the Bank's three local competitors are Gainesville Bank & Trust, Southern Heritage and Community Bank and Trust.

EMPLOYEES

     As of December 31, 2003, the Bank had 14 full-time employees and 1 part-time employee. The only employees of the Company are its officers. The Company and the Bank consider their relationship with employees to be excellent.

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

NBOG  BANCORPORATION,  INC.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company's operations.

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

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at
1.54 cents per $100 of deposits for the first quarter of 2004.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, the Bank is exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, our ratio of total capital to risk-weighted assets was 16% and our ratio of Tier 1 Capital to risk-weighted assets was 14.7%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 12.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. As a new bank, the Office of the Comptroller of the Currency has required that the Bank maintain a minimum leverage ratio of 8.0% for the first three years of its operation.

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

CONSUMER  CREDIT  REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

     - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     Prior to the effective date of the FCRA Amendments, the Company and its subsidiary will implement policies and procedures to comply with the new rules.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. The Company and its subsidiary also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

ANTI-TERRORISM  LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

     On May 16, 2003 the Bank entered into an agreement with Reynolds Architects, P.C. for architectural services associated with construction of its permanent Main Office. Under terms of the agreement, the architect's fee is an amount equal to six (6%) percent of construction cost. On September 29, 2003 the Bank entered into an agreement with Optum Construction Group, LLC in the amount of $1,108,446 for construction on its permanent Main Office and construction began in November of 2003. The permanent Main Office will consist of approximately 12,000 square feet and will also serve as the Company's headquarters. The Main Office facilities will include a teller line, customer service area, offices for the Bank's lenders and officers, offices for the mortgage department, a vault with safe deposit boxes, drive-in teller lanes, and a drive-up automated teller machine. Construction is scheduled for completion in July of 2004 and the Bank expects to be operating in the new main office in July of 2004.

     The Bank is currently searching for property for a branch in the northeastern part of Hall County and expects to purchase land in the price range of $250,000 in second quarter of 2004.

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


                                     PART II

ITEM  5.       MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS.

     The response to this Item is partially included in the Company's Annual Report to Shareholders at page 2 and is incorporated herein by reference.

     On December 31, 2003, the Company completed its private placement of 91,168 shares of common stock no par value, for $10.00 per share, or an aggregate offering price of $911,680. The Company sold the shares in a private placement exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 506 of the Act. The shares were sold to accredited investors, as defined under Rule 501 of the Act and 35 unaccredited investors. No underwriters were involved in the private placement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 3 through 14, and is incorporated herein by reference.

ITEM  7.          FINANCIAL  STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 16 through 32, and are incorporated herein by reference:

     -    Independent Auditors' Report;

     -    Consolidated Balance Sheets as of December 31, 2003 and 2002;

     - Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003 and 2002;

     - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003 and 2002;

     - Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002; and

     -    Notes to Consolidated Financial Statements.

ITEM  8.          CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
                  DISCLOSURE.

     Not applicable.

ITEM  8A.         CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission is timely made known to them. During the quarter ended December 31, 2003, there were no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004, under the following headings, and are incorporated herein by reference.

     "Proposal One: Election of Directors - Class I Director Nominees, - Class II Continuing Directors and - Class III Continuing Directors;"

     "Executive Officers;" and

     "Section 16(a) Beneficial Ownership Reporting Compliance."

     The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM  10.         EXECUTIVE  COMPENSATION.

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004, under the heading, "Executive Compensation," and are incorporated herein by reference.

ITEM  11.         SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The responses to this Item are partially included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004 under the heading, "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.

     The table below sets forth information regarding shares of the Company's common stock authorized for issuance under the following the Company equity compensation plans or agreements:

     -    the NBOG Bancorporation, Inc. 2003 Stock Incentive Plan;

     - the NBOG Bancorporation Bancshares, Inc. Non-qualified Stock Option Agreement with John Thompson; and

     - NBOG Bancorporation Warrant Agreements with certain directors of the Company.

     The Stock Incentive Plan was approved by shareholders on May 29, 2003. None of the other equity compensation plans or agreements listed above have been approved by the Company's shareholders. Each of those plans or agreements is described below.

                                                                                       Number of securities
                                                                                        remaining available
                                                                                        for future issuance
                                                                                         under the equity
                                           Number of securities                         compensation plans
                                            to be issued upon      Weighted-average      (excluding shares
                                               exercise of        exercise price of         subject to
                                           outstanding options   outstanding options   outstanding options)
-----------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                         82,000  $              10.00                 43,000

Equity compensation plans not approved by                                                                  -
security holders                                        200,736  $              10.00

Total

     NON-QUALIFIED STOCK OPTION AGREEMENT WITH JOHN THOMPSON. On December 13, 2001, Mr. Thompson, a former officer of the bank, was granted an option to purchase 1,000 shares of the Company's common stock at an exercise price of $10.00 per share. The option is fully vested and expires on October 31, 2005 if not exercised.

     WARRANT AGREEMENTS WITH CERTAIN OF THE COMPANY'S DIRECTORS. On March 25, 2002 the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors. Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable. Exercisable warrants will generally remain exercisable for the ten-year period following the date of issuance. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events.

ITEM  12.         CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004, under the headings, "Certain Relationships and Related Transactions" and "Executive Compensation," and are incorporated herein by reference.

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

10.10    Architectural contract dated May 16, 2003 between The National Bank of Gainesville and
         Reynolds Architects, PC.

10.11    Construction contract dated September 29, 2003 between The National Bank of Gainesville and Optum Construction Group, LLC.

13.1     NBOG Bancorporation, Inc.'s 2003 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this report, the Company's 2003
         Annual Report to Shareholders is not deemed to be filed as part of this report.

21       Subsidiaries of Registrant, incorporated by reference to Exhibit 21 of the annual report on
         Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

     B.        REPORTS  ON  FORM  8-K.

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM  14.         PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004 under the heading, "Independent Public Accountants," and are incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NBOG  BANCORPORATION,  INC.

                                       By:     /s/  Holly  R.  Hunt
                                          -----------------------------------
                                       Holly  R.  Hunt,
                                       Chief  Financial  Officer

                                       Date:  April  12,  2004


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Holly R. Hunt and Ann
M. Palmour, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of NBOG Bancorporation and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                     DATE
----------------------------  ------------------------------  --------------


/s/ Ann M. Palmour
----------------------------
Ann M. Palmour                Chairman and Director           April 12, 2004

/s/ Paula M. Allen
----------------------------
Paula M. Allen                Director                        April 12, 2004

/s/ J. Darwin Allison, Jr.
----------------------------
J. Darwin Allison, Jr.        Vice Chairman and Director      April 12, 2004

/s/ Shelley Palmour Anderson
----------------------------
Shelley Palmour Anderson      Director and  Treasurer         April 12, 2004

/s/ Kathy L. Cooper
----------------------------
Kathy L. Cooper               Director and Secretary          April 12, 2004

       SIGNATURE                        TITLE                     DATE
----------------------------  ------------------------------  --------------


/s/ Anne L. Davenport
----------------------------
Anne L. Davenport             Director                        April 12, 2004

/s/ Gilbert T. Jones, Sr.
----------------------------
Gilbert T. Jones, Sr.         Director                        April 12, 2004

/s/ Roger P. Martin, Sr.
----------------------------
Dr. Roger P. Martin, Sr.      Director                        April 12, 2004

/s/ Wendell A. Turner, M.D.
----------------------------
Dr. Wendell A. Turner         Director                        April 12, 2004

/s/ Holly R. Hunt             First Vice President and Chief
----------------------------
Holly R. Hunt*                Financial Officer               April 12, 2004

/s/ Dr. John C. McHugh
----------------------------
Dr. John C. McHugh            Director                        April 12, 2004

/s/ Lanny W. Dunagan
----------------------------
Lanny W. Dunagan              Director                        April 12, 2004

-------------------------
*  Principal  Executive,  Financial  and  Accounting  Officer

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

10.10    Architectural contract dated May 16, 2003 between The National Bank of Gainesville and
         Reynolds Architects, PC.

10.11    Construction contract dated September 29, 2003 between The National Bank of Gainesville and Optum Construction Group, LLC.


13.1     NBOG Bancorporation, Inc.'s 2003 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this report, the Company's 2003
         Annual Report to Shareholders is not deemed to be filed as part of this report.

21       Subsidiaries of Registrant, incorporated by reference to Exhibit 21 of the annual report on
         Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002