Form 10KSB/A
period 2003-12-31
NBOG BANCORPORATION INC
filed 2004-04-29
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                AMENDMENT NO. 1

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Islands Bancorp was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes  X    No
                                                           ----     ----

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II.

     Transitional Small Business Disclosure format (check one):  Yes      No  X
                                                                     ---     ---

                                EXPLANATORY NOTE

     This Amendment on Form 10-KSB/A constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-KSB for the period ended December 31, 2003, which was filed with the SEC on April 14, 2004. The purpose of this Amendment No. 1 is to provide the information previously incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, originally scheduled to be held on May 19, 2004. The Registrant's Annual Meeting of Shareholders is currently expected to be held in July, 2004.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     The Company's Board of Directors consists of 11 members and is divided into three classes. Each class of directors serves a staggered three-year term. The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of the director's successor. The following table shows for each director: (a) his or her name; (b) his or her age at December 31, 2003; (c) how long he or she has been a director of the Company; (d) his or her position(s) with the Company, other than as a director; and (e) his principal occupation and business experience for the past five years. Each of the directors listed below is also a director of the National Bank of Gainesville.

                                DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                       SINCE    AND BUSINESS EXPERIENCE
----------                       -----    -----------------------
CLASS I DIRECTORS:
(Term Expiring 2004)

Ann M. Palmour* (66)                2000  Chairman of the Company; Owner of Palmour Properties (a
                                          real estate development company) since 1976.

Dr. Wendell A. Turner (46)          2001  Medical doctor, Lanier OB-GYN Associates since 1986.

Dr. John C. McHugh (48)             2002  Urologist at Northeast Georgia Urologic Associates, PC.

CLASS II DIRECTORS:
(Term Expiring 2005)

Paula M. Allen (64)                 2000  Principal of Allen & Associates, Inc. (a real estate investment and management company) since 1973.

J. Darwin Allison, Jr. (47)         2000  Vice-Chairman of the Company; President and CEO of A-1
                                          Vaccinating, Inc. (a poultry vaccinating company) since 1979.

Shelley Palmour Anderson* (38)      2000  Treasurer of the Company; President and sole owner of
                                          Shelly Palmour Insurance Agency since 1990.

Dr. Roger P. Martin (59)            2001  Medical doctor and senior partner and founder of Lanier
                                          OB-GYN Associates since 1978.


                                DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                       SINCE    AND BUSINESS EXPERIENCE
----------                       -----    -----------------------

CLASS III DIRECTORS:
(Term Expiring 2006)

Kathy L. Cooper  (42)               2000  Secretary of the Company; President of Cooper Family
                                          Enterprises (owns and operates two poultry operations, a
                                          cattle farm, a Christmas tree farm/trim shop, a grading
                                          company, several rental properties) since 1985; Associate
                                          Broker with Southern Heritage Land Co.

Anne L. Davenport (43)              2000  Vice President of Matthews Printing Company since 1984.

Lanny W. Dunagan (52)               2002  Sole owner of Lanny Dunagan's Welding Service since 1985.

Gilbert T. Jones, Sr. (66)                Sole owner of Great Southern Resource & Investment, Inc.
                                    2000  (a development and construction company) since 1985.

_____________________________
* Ann M. Palmour is the mother of Shelley Palmour Anderson.

EXECUTIVE OFFICERS

     The following table shows for each executive officer of the Company: (a) his or her name; (b) his or her age at December 31, 2003; (c) how long he or she has been an officer of the Company; and (d) his or her positions with the Company and the Bank:

                        OFFICER  POSITION WITH THE COMPANY
NAME (AGE)               SINCE   AND BUSINESS EXPERIENCE
----------               -----   -----------------------
R. Allen Smith (64)        2004  Interim President and Chief Executive Officer of the Company
                                 since April 6, 2004.

Holly R. Hunt (45)         2001  First Vice President and Chief Financial Officer of the
                                 Company; Chief Financial Officer of The Citizens Bank of
                                 Forsyth County in Cumming, GA, 1998-2001; 20 years of
                                 bank experience in management of internal audit and
                                 accounting departments.

     On April 6, 2004, Gary H. Anderson, the former president and chief executive officer of the Company, resigned his positions with the Company and the Bank. Upon Mr. Anderson's resignation, the Board of Directors appointed R. Allen Smith to serve as the Company's Interim president and chief executive officer while the Board conducts a search for a candidate to permanently fill the position. Mr. Smith is also serving as the president and chief executive officer of the Bank on an interim basis.

     Prior to his retirement in 1997, Mr. Smith served as an Associate Examiner in the Division of Supervision and a Credit Officer/Managing Agent in the Division of Liquidation of the Federal Deposit Insurance Corporation from 1990 to 1997. Mr. Smith was President and Chief Executive Officer of Habersham Bancorp from 1981 to 1989, a Senior Vice President of Habersham Bancorp from 1979 to 1981, and Vice President of North Carolina National Bank from 1972 to 1979.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, based solely on a review of the copies of these reports furnished to the Company, all of our directors and executive officers, except as noted, complied with all applicable Section 16(a) filing requirements during 2003. Paula Allen, Gary Anderson, Lanny Dunagan, Holly Hunt and John McHugh each filed one late report reporting one transaction.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years 2003, 2002 and 2001 for our President and Chief Executive Officer. No other executive officer received a combined payment of salary and bonus in excess of $100,000 for services rendered to the Company during 2003.

SUMMARY COMPENSATION TABLE

                         Annual Compensation    Long-Term Compensation
                        ----------------------  ----------------------
                                                      Number of
                                                      Securities
     Name and Position     Year     Salary ($)    Underlying Options
     -----------------     ----     ----------    ------------------
     Gary H. Anderson,     2003        136,963           12,000*
     President and CEO     2002        133,400                0
                           2001        105,000                0

     _______________
     * On April 6, 2004, Mr. Anderson resigned his position as president and chief executive officer. Upon Mr. Anderson's resignation, the options reflected above were forfeited.

     We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

EMPLOYMENT AGREEMENT

     On August 22, 2000, the Company entered into an employment agreement with Mr. Anderson regarding his employment as the President and Chief Executive Officer of the Company. On April 6, 2004, Mr. Anderson resigned from his positions with the Company. Upon Mr. Anderson's resignation, the employment agreement was terminated. Under the terms of the employment agreement, Mr. Anderson's annual salary for 2003 was set at $136,963. Additionally, during 2003, Mr. Anderson received stock options to purchase 12,000 shares of the Company's common stock at $12.00 per share, a car allowance of $500 per month and other customary benefits commensurate with his position and responsibilities. As a result of Mr. Anderson's resignation, the stock options awarded to Mr. Anderson in 2003 expired without becoming exercisable.

     As a result of Mr. Anderson's resignation, he is not entitled to any severance payment under the terms of the employment agreement. However, in consideration of the contributions that Mr. Anderson has made to the Company and The National Bank of Gainesville since their organization, the Company has agreed to a lump sum payment to Mr. Anderson of approximately $44,765, which includes the payment of approximately $11,190 related to accrued but unused vacation.

DIRECTOR COMPENSATION

     The directors of the Company and the Bank will not be compensated separately for their services as directors until net profits of the Company and the Bank exceed the Company's net losses since inception on a cumulative basis.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides details regarding stock options granted in 2003 to the executive officers listed in the above Summary Compensation Table. The options described below vest in one-fifth annual increments beginning on June 11, 2004.

                                       Individual Option Grants
                                             % of Total
                                               Options
                                Securities   Granted to   Exercise
                                Underlying    Employees    or Base
                       Date of    Options     in Fiscal     Price    Expiration
     Name               Grant   Granted (#)   Year (%)     ($/Sh)       Date
     ----               -----   -----------   --------     ------       ----
     Gary H. Anderson  6/11/03       12,000          60%      10.00    7/7/2004

     The stock options reflected in the table above vest in one-fifth annual increments following each of the five full years of Mr. Anderson's service to the Company or the Bank completed after the grant date. Since Mr. Anderson resigned on April 6, 2004, prior to completing a full year of service after the grant date, none of the shares subject to the option will vest and the option will expire without becoming exercisable.

FISCAL YEAR-END OPTION VALUES

     The following table sets forth information at December 31, 2003 concerning stock options held by the executive officers listed in the above Summary Compensation Table. The listed executive officers did not exercise any options to purchase common stock of the Company during 2003. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

                          Number of Securities         Value of Unexercised
                               Underlying           In-the-Money Options1 at
                          Unexercised Options           December 31, 2003
     Name              Exercisable  Unexercisable  Exercisable   Unexercisable
     ----              -----------  -------------  ------------  -------------
     Gary H. Anderson            0         12,000         - 0 -          - 0 -

_______________
1 There is no active trading market for the Company's common stock. The in-the-money value of the options was based on a value equal to $10.00 per share, which was the offering price for 91,168 shares sold by the Company on December 31, 2003 through a private placement. Since the exercise price of the options is $10.00 per share, the options are not in-the-money.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 2004 by (a) each director and executive officer of the Company and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Other than the directors and executive officers listed below, we are unaware of any holder of more than 5% of the Company's common stock. Additionally, the address of each person is 807 Dorsey Street, Gainesville, Georgia 30501.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of March 31, 2004.

                                           SHARES SUBJECT TO OPTIONS AND WARRANTS

                                          WARRANTS
                                             AND         TOTAL
                                           OPTIONS       NUMBER
                                         EXERCISABLE   OF SHARES
                               NUMBER      WITHIN     BENEFICIALLY  PERCENT
NAME OF BENEFICIAL OWNER      OF SHARES    60 DAYS       OWNED      OF CLASS  NATURE OF OWNERSHIP
------------------------      ---------    -------       -----      --------  -------------------
Paula M. Allen                   17,500        8,333        25,833       3.4

J. Darwin Allison, Jr.           20,000       13,333        33,333       4.4

Shelley Palmour Anderson         10,100        6,733        16,833       2.2

Kathy L. Cooper                  10,500        6,667        17,167       2.3  Includes 500 shares held in an IRA for the
                                                                              benefit of Ms. Cooper and 500 shares held in
                                                                              an IRA for the benefit of her spouse.

Anne L. Davenport                10,300        6,733        17,033       2.3  Includes 200 shares as custodian for her
                                                                              children.

Lanny W. Dunagan                 20,500        6,667        27,167       3.6  Includes 500 shares owned jointly with his
                                                                              son.

Gilbert T. Jones, Sr.            31,300       20,533        51,833       6.8  Includes 500 shares held as custodian for his
                                                                              grandchildren.

Roger P. Martin                  43,100       20,400        63,500       8.3  Includes 30,600 shares held by Lanier OB-
                                                                              GYN Associates Profit Sharing Trust for the
                                                                              benefit of Roger P. Martin and 12,500 shares
                                                                              held by Wahoo Calc, LLC.

John C. McHugh                   30,000       10,000        40,000       5.3  Includes 15,000 held in an IRA for the benefit
                                                                              of John C. McHugh.

Ann M. Palmour                   25,036       13,357        38,393       5.1  Includes 36 shares held in an IRA for the
                                                                              benefit of Ann M. Palmour.

Wendell A. Turner                42,600       27,733        70,333       9.1  Includes 42,600 shares held by Lanier OB-
                                                                              GYN Associates Profit Sharing Trust for the
                                                                              benefit of Wendell A. Turner.

Holly R. Hunt                     2,200        1,667         3,867       0.5  Includes 200 shares held as custodian for her
                                                                              child.

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP             263,136      142,156       405,292      45.6
(12 PERSONS)

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

                                                                                       Number of securities
                                                                                        remaining available
                                                                                        for future issuance
                                                                                         under the equity
                                           Number of securities                         compensation plans
                                            to be issued upon      Weighted-average      (excluding shares
                                               exercise of        exercise price of         subject to
                                           outstanding options   outstanding options   outstanding options)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                         82,000  $              10.00                 43,000

Equity compensation plans not approved by
security holders                                        200,736  $              10.00                      -

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

     A.   EXHIBITS.

Exhibit
Number    Description
------    -----------
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Company has selected the accounting firm of Porter Keadle Moore, LLP to serve as independent accountants of the Company for the fiscal year ending December 31, 2004. Porter Keadle Moore has served as the Company's independent accounting firm since March 2002.

     The following table sets forth the fees billed to the Company for the years ended December 31, 2003 and 2002 by Porter Keadle Moore:

                                              2003     2002
                                             -------  ------
          Audit fees                         $41,144   7,377
          Audit-related fees                  28,750  17,500
          Tax fees                             3,400       0
          All other fees                         765     925
                                             -------  ------
             Total Fees                      $74,059  25,802
                                             =======  ======

AUDIT FEES

     Audit fees represent fees billed by Porter Keadle Moore for professional services rendered in connection with the (1) audit of the Company's annual financial statements for 2003 and 2002, and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT-RELATED FEES

     Audit-related fees represent fees for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" above. Audit-related fees are primarily for internal audit and loan review services.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Porter Keadle Moore for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

      All other fees represent fees associated with fixed asset accounting in 2002 and fixed asset accounting and attendance at quarterly audit committee meetings in 2003.

     The fees billed by Porter Keadle Moore are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NBOG BANCORPORATION, INC.

                                    By:  /s/  Holly R. Hunt
                                       --------------------------------
                                    Holly R. Hunt,
                                    Chief Financial Officer

                                    Date:  April 28, 2004

                                         EXHIBIT INDEX


Exhibit
Number   Description
-------  -----------
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002