Form 10QSB
period 2004-03-31
NBOG BANCORPORATION INC
filed 2004-05-17
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

  X             QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                          Commission File No. 001-16413

                            NBOG BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                   Georgia                              58-2554464
        (State or other jurisdiction.               (I.R.S. Employer
              of incorporation)                    Identification No.)

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

   746,990  SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                  MAY 14, 2004

  Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                                                   INDEX

PART I. FINANCIAL INFORMATION                                                                     Page No.
-----------------------------

Item 1. Financial Statements

  Consolidated Balance Sheet - March 31, 2004 (Unaudited). . . . . . . . . . . . . . . . . . . .         3

  Consolidated Statements of Operations - Three Months Ended March 31, 2004 and 2003 (Unaudited)         4

  Consolidated Statements of Comprehensive Loss - Three Months Ended
       March 31, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

  Consolidated Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003 (Unaudited)         6

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .         7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. .         8

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10


PART II. OTHER INFORMATION
--------------------------

      Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

      Item 2.   Changes in Securities and Registrant Purchases of Equity Securities. . . . . . .        11

      Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . .        11

      Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . .        11

      Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

      Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .        11

                Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

PART I. FINANCIAL INFORMATION

                            NBOG BANCORPORATION, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

                                   (UNAUDITED)

                                     Assets
                                     ------
Cash and due from banks                                           $   948,039
Federal funds sold                                                  5,334,000
                                                                  ------------

    Cash and cash equivalents                                       6,282,039

Investment securities available-for-sale                            2,694,016
Other investments                                                     207,550
Loans, net                                                         48,432,974
Premises and equipment, net                                           818,350
Accrued interest receivable and other assets                        1,527,819
                                                                  ------------

                                                                  $59,962,748
                                                                  ============

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Deposits:
    Non-interest bearing                                          $ 2,542,735
    Interest bearing                                               50,761,438
                                                                  ------------

        Total deposits                                             53,304,173

Accrued interest payable and other liabilities                        197,166
                                                                  ------------

        Total liabilities                                          53,501,339
                                                                  ------------

Commitments
Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares authorized;
        no shares issued and outstanding                                    -
    Common stock, no par value; 50,000,000 shares authorized;
        746,990 and no shares issued and outstanding                7,177,408
    Accumulated deficit                                              (725,952)
    Accumulated other comprehensive income                              9,953
                                                                  ------------

        Total shareholders' equity                                  6,461,409
                                                                  ------------

                                                                  $59,962,748
                                                                  ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                            NBOG BANCORPORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

                                                          2004          2003
                                                     ---------------  ---------
Interest income:
    Interest and fees on loans                       $      998,051    614,445
    Interest income on investments                           18,615     47,463
    Interest income on federal funds sold                    10,305     34,773
                                                     ---------------  ---------

        Total interest income                             1,026,971    696,681
                                                     ---------------  ---------

Interest expense:
    Interest on deposits                                    310,364    415,360
                                                     ---------------  ---------

        Net interest income                                 716,607    281,321

Provision for loan losses                                   284,104    139,727
                                                     ---------------  ---------

Net interest income after provision for loan losses         432,503    141,594
                                                     ---------------  ---------

Non-interest income:
    Service charges on deposit accounts                      18,947      3,956
    Mortgage origination fees                                25,942     15,552
    Other                                                     4,553     10,395
                                                     ---------------  ---------

        Total non-interest income                            49,442     29,903
                                                     ---------------  ---------

Non-interest expenses:
    Salaries and benefits                                   242,285    198,617
    Occupancy expense                                        72,737     64,215
    Professional fees                                        28,816     35,432
    Other                                                   168,498     88,713
                                                     ---------------  ---------

        Total non-interest expense                          512,336    386,977
                                                     ---------------  ---------

        Net loss                                     $      (30,391)  (215,480)
                                                     ===============  =========

Net loss per share                                   $         (.04)      (.33)
                                                     ===============  =========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                     NBOG BANCORPORATION, INC.

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                        FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                            (UNAUDITED)

                                                                               2004        2003
                                                                            -----------  ---------
Net loss                                                                    $  (30,391)  (215,480)
                                                                            -----------  ---------

Other comprehensive income:
  Unrealized holding gains (losses) on investment securities available-
    for-sale, net of associated income tax effect of $7,147 and $13,191         13,873    (22,665)
                                                                            -----------  ---------

Other comprehensive income (loss)                                               13,873    (22,665)
                                                                            -----------  ---------

Comprehensive loss                                                          $  (16,518)  (238,145)
                                                                            ===========  =========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                 NBOG BANCORPORATION, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                        (UNAUDITED)

                                                                     2004         2003
                                                                 ------------  -----------
Cash flows from operating activities:
  Net loss                                                       $   (30,391)    (215,480)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Provision for loan losses                                      284,104      139,727
      Depreciation, amortization and accretion                        35,808       48,554
      Gain on calls of investment securities available-for-sale         (211)           -
      Change in:
        Accrued interest receivable and other assets                  10,602      (74,729)
        Accrued interest payable and other liabilities               144,751      (17,426)
                                                                 ------------  -----------

            Net cash provided (used) by operating activities         444,663     (119,354)
                                                                 ------------  -----------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of securities       1,069,755    1,607,966
  Purchases of investment securities available-for-sale           (1,001,406)  (2,018,594)
  Purchases of other investments                                           -      (61,800)
  Net change in loans                                             (2,119,558)  (5,394,498)
  Purchases of premises and equipment                               (136,379)      (2,631)
                                                                 ------------  -----------

            Net cash used by investing activities                 (2,187,588)  (5,869,557)
                                                                 ------------  -----------

Cash flows from financing activities:
  Net change in deposits                                           4,219,052    1,389,751
  Proceeds from the issuance of common stock                           1,000            -
                                                                 ------------  -----------

            Net cash provided by financing activities              4,220,052    1,389,751
                                                                 ------------  -----------

Net change in cash and cash equivalents                            2,477,127   (4,599,160)

Cash and cash equivalents at beginning of the period               3,804,912   13,794,227
                                                                 ------------  -----------

Cash and cash equivalents at end of the period                   $ 6,282,039    9,195,067
                                                                 ============  ===========

Non-cash investing activities:
  Interest paid                                                  $   294,113      425,472
                                                                 ============  ===========

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2004 and for the interim period ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

NOTE 2 - STOCK COMPENSATION PLANS
---------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25") where compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under APB 25, stock options issued under the Company's stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in APB 25. As of March 31, 2004 and 2003, the Company's options had no pro forma effects to net loss reported as there were no options that vested in the reporting periods.

NOTE 3 - CRITICAL ACCOUNTING POLICIES AND ESTIMATES
---------------------------------------------------

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

NOTE  4  -  LOSS  PER  SHARE
----------------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. There were no dilutive common stock equivalents outstanding as of March 31, 2004 or 2003. For the quarter ending March 31, 2004 and 2003, weighted average shares outstanding were 746,978 and 655,722, respectively.

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

FINANCIAL  CONDITION
--------------------

As of March 31, 2004, the Company had total assets of $59,962,748 as compared to $55,607,000 at December 31, 2003. The increase was attributable primarily to an increase in net loans of $1,835,000, and in federal funds sold of $2,969,000. At March 31, 2004, deposits totaled $53,304,000, an increase of approximately 8.6% when compared to December 31, 2003.

At quarter end, the Bank's net loan to deposit ratio was 90.9%. Management's long-term target for the net loan to deposit ratio is 85%. The National Bank of Gainesville is currently experiencing a strong demand for loans in the Gainesville market. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at March 31, 2004 was as follows: $2,543,000 (5% of total deposits) in noninterest bearing demand deposits: $307,000 (1% of total deposits) in interest checking accounts; $5,129,000 (9% of total deposits) in savings accounts; and $45,325,000 (85% of total deposits) in time deposits. Management will continue targeting transaction related accounts as a means of improving net interest margins and fee income.

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At March 31, 2004, all securities were classified as available-for-sale totaling $2,694,000. The current investment portfolio strategy is primarily to provide liquidity for funding loans and operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have expected maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

The Company had an accumulated deficit of $725,952 as of March 31, 2004. During the first three months of 2004, the Company had net loss of $30,391 compared to a net loss of $215,000 for the same period during 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

RESULTS  OF  OPERATIONS
-----------------------

Net interest income for the quarter ended March 31, 2004 was $717,000, including interest expense on deposits of $310,000. Total interest income in the first quarter of 2004 was $1,027,000 made up principally of interest income on loans totaling $998,000. For the three months ended March 31, 2004, the Company's cost of funds was approximately 2.52%, while interest earning assets yielded 7.39% generating a net interest spread of 4.87%. The spread has improved from 2.24% at March 31, 2003, which is the result of an improvement in the mix of interest earning assets and the repricing of the higher yielding promotional certificates of deposit accounts.

The provision for loan losses for the quarter ended March 31, 2004 was $284,000. Since the Bank's loan portfolio is only twenty-four months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. The allowance for loan losses was $841,000 at March 31, 2004, representing 1.71% of total loans. In addition, as of March 31, 2004, the Bank had $2,489,000 in classified loans representing 27 credits. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Non-interest income for the quarter ended March 31, 2004 was $49,000, compared to $30,000 for the same period in 2003. Non-interest income for the three month period consisted primarily of mortgage loan origination fees of $26,000 and deposit account related fees of $19,000.

For the three month period ended March 31, 2004 and 2003, non-interest expense totaled $512,000 and $387,000, respectively, which was principally the result of salary and benefit expense of $243,000 and $199,000 for the respective periods. The increase in salary and benefit expense was due to the hiring of additional employees to accommodate the Company's growth and commissions paid related to mortgage production. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, advertising and loan related expenses, including expenses related to the repossession, foreclosure and disposal of collateral.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2004, the Bank is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

LIQUIDITY  AND  CAPITAL
-----------------------

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $3,900,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. In addition, the Company has cash and cash equivalents of $6,282,000 and investments available-for-sale of $2,694,000 to fund operations and loan growth.

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

The following table summarizes the Bank's risk-based capital ratios at March 31, 2004:

   Tier 1 capital (to risk-weighted assets)       12.24%
   Total capital (to risk-weighted assets)        14.05%
   Tier 1 capital (to total average assets)        9.81%

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

OFF  BALANCE  SHEET  RISK
-------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $3,721,000 primarily through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. During 2003, the Bank entered into a contract with an architectural firm and a construction firm for services related to the design and construction of a new main office facility. Commitments remaining under this contract amounted to approximately $896,000 at March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II. OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 2.   CHANGES IN SECURITIES AND REGISTRANT PURCHASES OF EQUITY SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               31.1 Certification  of  Principal  Executive  Officer Pursuant to
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

               31.2 Certification  of  Principal  Financial  Officer Pursuant to
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

               32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES


Pursuant  to  the  requirements  of  the  Securities  Exchange  Act of 1934, the
Registrant  has  duly  caused  this  report  to be signed   on its behalf by the
undersigned  thereunto  duly  authorized.


                           By:  /s/  Allen  Smith
                                ------------------------------------------------
                                Allen  Smith
                                Interim President and Chief Executive Officer



Date:  May  14,  2004      By:  /s/  Holly  R.  Hunt
                                ------------------------------------------------
                                Holly  R.  Hunt
                                First Vice President and Chief Financial Officer