Form 10QSB
period 2004-06-30
NBOG BANCORPORATION INC
filed 2004-08-23
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK  ONE)                       FORM 10-QSB

____X_____       QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR


_________      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 (770) 297-8060
              (Registrant's telephone number, including area code)
           ----------------------------------------------------------

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

746,990 SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON AUGUST 12, 2004

  Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

                                      INDEX


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------

Item 1.  Financial  Statements

     Consolidated  Balance  Sheet  -  June  30,  2004  (Unaudited). . . . . . .3

     Consolidated  Statements  of  Operations (Unaudited)
       - Three Months and Six Months Ended June 30, 2004 and 2003 . . . . . . .4

     Consolidated  Statements of Comprehensive (Loss) Income
       (Unaudited) - Three Months  and  Six  Months
       Ended  June  30,  2004  and  2003. . . . . . . . . . . . . . . . . . . .5

     Consolidated  Statement  of  Cash Flows (Unaudited)
       - Six Months Ended June 30,2004  and  2003 . . . . . . . . . . . . . . .6

     Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of  Operations. . . . . . . . . . . . . . . . . . . . . .9

Item 3.  Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . . . 13


PART II.  OTHER  INFORMATION
----------------------------

     Item 1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14

     Item 2.  Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . 14

     Item 3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . 14

     Item 4.  Submission  of  Matters  to  a  Vote  of
              Security  Holders . . . . . . . . . . . . . . . . . . . . . . . 14

     Item 5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . 14

     Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . 14

              Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART  I.  FINANCIAL  INFORMATION

                              NBOG BANCORPORATION, INC.
                             Consolidated Balance Sheet
                                    June 30, 2004
                                     (Unaudited)


                                    Assets
                                    ------
Cash and due from banks                                                 $ 1,102,658
Federal funds sold                                                        6,712,000
                                                                        ------------

      Cash and cash equivalents                                           7,814,658

Investment securities available-for-sale                                  2,544,968
Other investments                                                           307,950
Loans, net                                                               43,829,929
Premises and equipment, net                                               1,682,312
Accrued interest receivable and other assets                                853,681
                                                                        ------------

                                                                        $57,033,498
                                                                        ============


                          Liabilities and Shareholders' Equity
                          ------------------------------------

Deposits:
      Non-interest bearing                                              $ 3,051,321
      Interest bearing                                                   49,340,182
                                                                        ------------

        Total deposits                                                   52,391,503

Accrued interest payable and other liabilities                              186,176
                                                                        ------------

        Total liabilities                                                52,577,679
                                                                        ------------

Commitments

Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued and outstanding                                              -
  Common stock, no par value; 50,000,000 shares authorized;
    746,990 shares issued and outstanding                                 7,177,408
  Accumulated deficit                                                    (2,701,962)
  Accumulated other comprehensive loss                                      (19,627)
                                                                        ------------

        Total shareholders' equity                                        4,455,819
                                                                        ------------

                                                                        $57,033,498
                                                                        ============


See accompanying notes to unaudited consolidated financial statements.

                                               NBOG BANCORPORATION, INC.
                                         Consolidated Statements of Operations
                           For the Three Months and Six Months Ended June 30, 2004 and 2003
                                                      (Unaudited)


                                                                           Three Months Ended     Six Months Ended
                                                                                June  30,             June  30,
                                                                        ---------------------  -----------------------
                                                                            2004       2003       2004         2003
                                                                        ------------  -------  -----------  ----------
Interest income:
    Interest and fees on loans                                          $   914,873   751,935   1,912,924   1,366,381
    Interest income on investments                                           18,925    41,470      37,540      88,575
    Interest income on federal funds sold                                    15,711     9,129      26,016      43,902
    Other                                                                       908     1,381         908       1,738
                                                                        ------------  -------  -----------  ----------

      Total interest income                                                 950,417   803,915   1,977,388   1,500,596
                                                                        ------------  -------  -----------  ----------

Interest expense:
    Interest on deposits                                                    306,144   301,298     616,508     716,658
                                                                        ------------  -------  -----------  ----------

      Net interest income                                                   644,273   502,617   1,360,880     783,938

Provision for loan losses                                                 1,420,645    67,486   1,704,749     207,213
                                                                        ------------  -------  -----------  ----------

      Net interest (expense) income after provision for
        loan losses                                                        (776,372)  435,131    (343,869)    576,725
                                                                        ------------  -------  -----------  ----------

Non-interest income:
    Service charges on deposit accounts                                      20,319     3,535      39,266      33,996
    Mortgage origination fees                                                34,750    80,236      60,692      95,788
    Other income                                                              3,749    22,924       8,302       6,814
                                                                        ------------  -------  -----------  ----------

      Total non-interest income                                              58,818   106,695     108,260     136,598
                                                                        ------------  -------  -----------  ----------

Non-interest expenses:
    Salaries and benefits                                                   286,457   235,536     528,742     434,153
    Occupancy expense                                                        72,417    65,229     145,154     129,444
    Professional fees                                                        83,281    35,297     112,097      70,729
    Other expenses                                                          151,544    95,392     320,042     184,105
                                                                        ------------  -------  -----------  ----------

      Total non-interest expense                                            593,699   431,454   1,106,035     818,431
                                                                        ------------  -------  -----------  ----------

      (Loss) earnings before income taxes                                (1,311,253)  110,372  (1,341,644)   (105,108)

Income tax expense                                                          649,757         -     664,757           -
                                                                        ------------  -------  -----------  ----------

      Net (loss) earnings                                               $(1,961,010)  110,372  (2,006,401)   (105,108)
                                                                        ============  =======  ===========  ==========

Net (loss) earnings per share                                           $     (2.63)      .17       (2.69)       (.16)
                                                                        ============  =======  ===========  ==========


See accompanying notes to unaudited consolidated financial statements.

                                               NBOG BANCORPORATION, INC.
                                Consolidated Statements of Comprehensive (Loss) Income
                           For the Three Months and Six Months Ended June 30, 2004 and 2003
                                                      (Unaudited)


                                                                            Three Months Ended     Six Months Ended
                                                                                June  30,              June  30,
                                                                        ----------------------  ----------------------
                                                                            2004        2003       2004        2003
                                                                        ------------  --------  -----------  ---------
Net (loss) earnings                                                     $(1,961,010)  110,372   (2,006,401)  (105,108)
                                                                        ------------  --------  -----------  ---------

Other comprehensive income:
    Unrealized holding losses on investment
      securities available-for-sale                                         (44,818)  (20,026)     (23,798)   (54,367)

    Associated tax benefit                                                   15,238     6,809        8,091     18,485
                                                                        ------------  --------  -----------  ---------

Other comprehensive loss                                                    (29,580)  (13,217)     (15,707)   (35,882)
                                                                        ------------  --------  -----------  ---------

Comprehensive (loss) income                                             $(1,990,590)   97,155   (2,022,108)  (140,990)
                                                                        ============  ========  ===========  =========


See accompanying notes to unaudited consolidated financial statements.

                                     NBOG BANCORPORATION, INC.
                               Consolidated Statements of Cash Flows
                          For the Six Months Ended June 30, 2004 and 2003
                                            (Unaudited)

                                                                             2004          2003
                                                                         ------------  ------------
Cash flows from operating activities:
  Net loss                                                               $(2,006,401)     (105,108)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
  Provision for loan losses                                                1,704,749       207,213
  Depreciation, amortization and accretion                                    72,284        88,959
  Gain on calls of investment securities available-for-sale                     (211)            -
  Loss on sale of equipment                                                    3,181             -
  Change in:
      Accrued interest receivable and other assets                           692,831       (88,785)
      Accrued interest payable and other liabilities                         140,909      (268,873)
                                                                         ------------  ------------

          Net cash provided by (used in) operating activities                607,342      (166,594)
                                                                         ------------  ------------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of securities               1,170,496     3,567,933
  Purchases of investment securities available-for-sale                   (1,001,406)   (2,018,594)
  Purchases of other investments                                            (104,450)      (61,800)
  Proceeds from sale of other investments                                      4,050        12,600
  Net change in loans                                                      1,062,842   (10,240,528)
  Purchases of premises and equipment                                     (1,051,009)      (31,421)
  Proceeds from sales of equipment                                            14,500             -
                                                                         ------------  ------------

          Net cash provided by  (used in) investing activities                95,023    (8,771,810)
                                                                         ------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                   3,306,381       371,569
  Proceeds from the issuance of common stock                                   1,000             -
                                                                         ------------  ------------

          Net cash provided by financing activities                        3,307,381       371,569
                                                                         ------------  ------------

Net change in cash and cash equivalents                                    4,009,746    (8,566,835)

Cash and cash equivalents at beginning of the period                       3,804,912    13,794,227
                                                                         ------------  ------------

Cash and cash equivalents at end of the period                           $ 7,814,658     5,227,392
                                                                         ============  ============

Supplemental Information:
  Interest paid                                                          $   602,839     1,080,353
                                                                         ============  ============
  Income taxes paid                                                      $    15,000             -
                                                                         ============  ============


See accompanying notes to unaudited consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -  BASIS  OF  PRESENTATION
----------------------------------

NBOG Bancorporation, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of The National Bank of Gainesville (the Bank), which operates in the Gainesville, Georgia area.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

STOCK  COMPENSATION  PLANS
--------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25") where compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under APB 25, stock options issued under the Company's stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in APB 25. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company's net (loss) earnings and net (loss) earnings per share for the period ended June 30, 2004, and 2003 would have been reduced to the pro forma amounts indicated below:

                                                 Three months ended     Six months ended
                                                      June  30,             June  30,
                                              ---------------------  ----------------------
                                                  2004       2003       2004        2003
                                              ------------  -------  -----------  ---------
Net (loss) earnings              As reported  $(1,961,010)  110,372  (2,006,401)  (105,103)
                                 Pro forma    $(2,005,340)  110,372  (2,050,731)  (105,108)

Basic (loss) earnings per share  As reported  $     (2.63)      .17       (2.69)      (.16)
                                 Pro forma    $     (2.68)      .17       (2.75)      (.16)

The difference between the net (loss) earnings as reported and pro forma is the expense associated with the grants which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant, net of tax effect. No options granted since December 31, 2003 have vested.

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest rate of 3.85% and expected life of 10 years. The options were granted in June 2003, but did not begin vesting until June 2004.

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

NOTE 3 - (LOSS) EARNINGS PER SHARE
----------------------------------

Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding. There were no dilutive common stock equivalents outstanding as of June 30, 2004 or 2003. For the quarter ending June 30, 2004 and 2003, weighted average shares outstanding were 746,990 and 655,722, respectively. For the six months ended June 30, 2004 and 2003, weighted average shares outstanding were 746,984 and 655,722, respectively.

NOTE 4  -  LOANS
----------------

Activity in the allowance for loan losses for the six months ended June 30, 2004 and the twelve months ended December 31, 2003 is summarized as follows:

                                     2004        2003
                                  -----------  --------
Beginning balance                 $  565,962   257,589
Provisions charged to operations   1,704,749   341,305
Loan charge-offs                    (703,186)  (40,384)
Loan recoveries                       15,086     7,452
                                  -----------  --------
Ending balance                    $1,582,611   565,962
                                  ===========  ========

The following is a summary of risk elements in the loan portfolio for the six months ended June 30, 2004 and the twelve months ended December 31, 2003:

                                                            June 30, 2004   December 31, 2003
                                                           ---------------  ------------------
Loans on nonaccrual                                        $    2,107,000                   -
Loans past due 90 days and still accruing                         317,000             405,000
Other real estate owned and repossessions                         438,000             561,000
                                                           ---------------  ------------------

Total non-performing assets                                $    2,862,000             966,000
                                                           ===============  ==================
Total non-performing loans as a percentage of gross loans            6.30%               2.05%

Interest income on nonaccrual loans of approximately $32,686 was recognized for cash payments received during 2004.

NOTE 5  -  INCOME  TAXES
------------------------

During the quarter ended June 30, 2004, the Company recorded a provision for income taxes of $649,757. In 2003, the Company had recorded a deferred tax asset for this amount in recognition of the tax timing difference that were expected to be recognized at a future date. This determination was based on the expectation that the Company's earnings in future periods would be sufficient to recognize the associated tax benefit. During the quarter ended June 30, 2004, the Company discovered previously unanticipated credit issues which warranted a significant increase in the allowance for loan losses negatively impacting the year to date and quarterly results. Due to the issues recently discovered, the future realizability of this asset is in question. The reserve will be maintained until such time that management believes the deferred tax asset can be recognized.

NOTE 6  -  SUBSEQUENT  EVENT
----------------------------

Subsequent to June 30, 2004, the Bank received a final report from the Office of the Comptroller of the Currency and, in connection with the report, has committed to take certain actions to strengthen the Bank's capital position. The Bank has agreed to achieve and maintain:
     - on or before September 30, 2004, total capital at least equal to twelve percent (12%) of risk-weighted assets and Tier 1 capital at least equal to eight percent (8%) of adjusted total assets; and
     - on or before March 31, 2005, total capital at least equal to fourteen percent (14%) of risk-weighted assets and Tier 1 capital at least equal to nine percent (9%) of adjusted total assets.

In addition, the Bank has committed to:
     -    adopt  a written strategic plan covering at least a three-year period;
     -    review  and  revise  its  written  loan  policy;
     -    obtain  an  independent  review  of  its  loan  program;  and
     - review the adequacy, and establish a program to maintain the adequacy of, its allowance for loan and lease losses.

The Bank is currently developing its plan to implement these commitments.

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

FINANCIAL CONDITION
-------------------

As of June 30, 2004, the Company had total assets of $57,033,000 as compared to $55,607,000 at December 31, 2003. The increase was attributable primarily to an increase in premises and equipment and federal funds sold of $1,004,000, and $4,347,000, respectively. The increase in premises and equipment is related primarily to the construction of a new main office. The increase in federal fund sold is due to deposit growth outpacing loan growth during the period. These increases were offset by decreases in loans of $1,751,000, and the deferred tax asset of $650,000, which was written off due to lack of sufficient evidence to support future realization primarily related to the increase in the allowance for loan losses. At June 30, 2004, deposits totaled $52,392,000, an increase of approximately 6.7% when compared to December 31, 2003. The deposit mix at June 30, 2004 was as follows: $3,051,000 (6% of total deposits) in non-interest bearing demand deposits: $5,199,000 (10% of total deposits) in interest checking accounts; $176,000 (less than 1% of total deposits) in savings accounts; and $43,966,000 (84% of total deposits) in time deposits. Management continues to target transaction related accounts as a means of improving net interest margins and fee income.

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.

While the Bank continues to manage deposit growth consistent with expected loan demand, excess funds are invested in short to intermediate term government and mortgage-backed securities. At June 30, 2004, all securities were classified as available-for-sale totaling $2,545,000. The current investment portfolio strategy is primarily to provide liquidity for funding loans and operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have expected maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

The Company had an accumulated deficit of $2,702,000 as of June 30, 2004. During the first six months of 2004, the Company had net loss of $2,006,000 compared to a net loss of $105,000 for the same period during 2003.

RESULTS OF OPERATIONS
---------------------

Net interest income for the quarter ended June 30, 2004 was $644,000, as compared to $503,000 for the same period in 2003. Total interest income in the quarter ended June 30, 2004 was $950,000 made up principally of interest income on loans totaling $915,000. Net interest income for the six months ended June 30, 2004 was $1,361,000, as compared to $784,000 for the same period in 2003. Total interest income in the six months ended June 30, 2004 was $1,977,000 made up principally of interest income on loans totaling $1,913,000. As of June 30, 2004, the Company's cost of funds was approximately 2.46%, while interest earning assets yielded 7.00% generating a net interest spread of 4.54%. The spread has improved from 3.19% at June 30, 2003, which is the result of an improvement in the mix of interest earning assets and the repricing of the higher yielding promotional certificates of deposit accounts.

The provision for loan losses for the quarter ended June 30, 2004 was $1,421,000, as compared to $67,000 for the same period in 2003. The provision for loan losses for the six months ended June 30, 2004 was $1,705,000, as compared to $207,000 for the same period in 2003. The allowance for loan losses was $1,583,000 at June 30, 2004, representing 3.48% of total loans, as compared to $566,000 at December 31, 2003, or 1.20% of gross loans. Late in the first quarter of 2004, the Board identified potential credit issues which were stemming from lending practices employed by certain Bank personnel. This resulted in personnel changes during the first and second quarters. During the second quarter of 2004, the Bank has undergone a regulatory exam. Additionally, the interim management engaged an independent third party to perform a detailed review of the loan portfolio. As a result of these reviews, it was determined that there were numerous loan underwriting and servicing deficiencies. These deficiencies resulted in an increase in classified loans from $2,116,000 representing 27 classified loans at December 31, 2003 to $12,111,000 in classified loans representing 93 credits at June 30, 2004. The following table details the change in non-performing loans and assets:

                                                             June 30, 2004   December 31, 2003
                                                           ---------------  ------------------
Loans on nonaccrual                                        $    2,107,000                   -
Loans past due 90 days and still accruing                         317,000             405,000
Other real estate owned and repossessions                         438,000             561,000
                                                           ---------------  ------------------

Total non-performing assets                                $    2,862,000             966,000
                                                           ===============  ==================
Total non-performing loans as a percentage of gross loans            6.30%               2.05%

Interest income on nonaccrual loans of approximately $32,686 was recognized for cash payments received during 2004.

The Board of the Directors of the Company has taken significant steps of corrective action. An interim president was hired who was experienced in assisting financial institutions with problem portfolios. Based on the issues identified by him as well as issues identified by the Bank's regulators and independent loan reviewer, corrective action on problem loans commenced. In June 2004, after a diligent evaluation process was undertaken, the Board engaged a permanent new president. Subsequent to the quarter ending June 30, 2004, the president engaged a new senior lender. Additionally, the internal controls have been enhanced as a result of additional resources hired in the credit administration area. These resources have been active in correcting underwriting and servicing issues identified. Enhancements have been made in the loan approval process including a more detailed review by the loan committee of the board of directors. The loan funding process also has been improved to ensure that all pertinent documents are received prior to funding of the loan. Management and the Board believe that these improvements to the loan funding and administration processes will provide the Company the capacity to correct issues noted in the current portfolio and minimize the risk of this happening in the future.

Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses based on the analysis prepared by management and in consideration of recommendation of the bank's third party loan review. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

Activity in the allowance for loan losses for the six months ended June 30, 2004 and the twelve months ended December 31, 2003 is summarized as follows:

                                     2004       2003
                                  ----------  --------
Beginning balance                   565,962   257,589
Provisions charged to operations  1,704,749   341,305
Loan charge-offs                   (703,186)  (40,384)
Loan recoveries                      15,086     7,452
                                  ----------  --------
Ending balance                    1,582,611   565,962
                                  ==========  ========

Non-interest income for the quarter ended June 30, 2004 was $59,000, as compared to $107,000 for the same period in 2003. Non-interest income for the six months ended June 30, 2004 was $108,000, as compared to $137,000 for the same period in 2003. The decline was primarily due to a decrease in mortgage origination income of $45,000 for the quarter and $35,000 year-to-date and resulted from rising interest rates and the resulting decrease in mortgage origination volume.

Non-interest expense for the quarter ended June 30, 2004 was $594,000, as compared to $431,000 for the same period in 2003. Non-interest expense was $1,106,000 for the six months ended June 30, 2004, as compared to $818,000 for the same period in 2003. This increase was principally the result of an increase in salary and benefit expense of $51,000 for the quarter and $95,000 year-to-date and resulted from the hiring of additional employees to accommodate the Company's growth as well as a $48,000 increase in professional fees related to recruiting fees associated with the hiring of a new President and cost associated with compliance with the audit requirements of the Sarbanes-Oxley Act of 2002. The remainder of the expenses for the quarter and year-to-date relate primarily to occupancy expenses and operational costs for data processing, advertising and loan related expenses, including expenses related to the repossession, foreclosure and disposal of collateral.

During the quarter ended June 30, 2004, the Company recorded a provision for income taxes of $649,757. In 2003, the Company had recorded a deferred tax asset for this amount in recognition of the tax timing difference that were expected to be recognized at a future date. This determination was based on the expectation that the Company's earnings in future periods would be sufficient to recognize the associated tax benefit. Due to the issues recently discovered, the future realizability of this asset is in question. The Company has fully reserved the deferred tax asset and it will maintain this reserve until such time that it is probable that the deferred tax asset will be recognized.

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT
--------------------------------------------------------

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

LIQUIDITY AND CAPITAL
---------------------

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $3,900,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. In addition, the Company has cash and cash equivalents of $7,815,000 and investments available-for-sale of $2,545,000 to fund operations and loan growth.

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

The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. As a new bank, the Office of the Comptroller of the Currency has required that the Bank maintain a minimum leverage ratio of 8% for the first three years of its operation. However, see "Regulatory Matters" below for a discussion of the Bank's commitment to maintain higher capital ratios.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2004:

Tier 1 capital (to risk-weighted assets)           10.29%
Total capital (to risk-weighted assets)            11.57%
Tier 1 capital (to total average assets)            7.29%

REGULATORY MATTERS
------------------

Subsequent to June 30, 2004, the Bank received a final report from the Office of the Comptroller of the Currency and, in connection with the report, has committed to take certain actions to strengthen the Bank's capital position. The Bank has agreed to achieve and maintain:
     - on or before September 30, 2004, total capital at least equal to twelve percent (12%) of risk-weighted assets and Tier 1 capital at least equal to eight percent (8%) of adjusted total assets; and
     - on or before March 31, 2005, total capital at least equal to fourteen percent (14%) of risk-weighted assets and Tier 1 capital at least equal to nine percent (9%) of adjusted total assets.

In addition, the Bank has committed to:
     -    adopt  a written strategic plan covering at least a three-year period;
     -    review  and  revise  its  written  loan  policy;
     -    obtain  an  independent  review  of  its  loan  program;  and
     - review the adequacy, and establish a program to maintain the adequacy of, its allowance for loan and lease losses.

The Bank is currently developing its plan to implement these commitments.

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

OFF BALANCE SHEET RISK
----------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $2,724,000 primarily through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to affect the Company's internal control over financial reporting.

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

          None.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES  AND  USE  OF  PROCEEDS

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None

ITEM 5.   OTHER  INFORMATION

          On July 15, 2004, the Board of Directors of the Company appointed Albert F. Satterwhite to serve as the Company's President and Chief Executive Officer, subject to final OCC approval pursuant to Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. Mr. Satterwhite is also serving as the President and Chief Executive Officer of the Bank. Prior to joining the Company, Mr. Satterwhite served as Senior Vice President of Branch Bank and Trust
          Company in Macon, Georgia, from 2000 to 2004. Mr. Satterwhite was President of United Bank, Griffin, Georgia in 1999, Community Bank
          President and Chief Executive Officer of Union Planters Bank of Southern Mississippi from 1996 to 1999, President and Chief Executive Officer of Bank South from 1992 to 1996, Division Vice President of Bank South from 1985 to 1992, President and Chief Executive Officer of International City Bank from 1983 to 1985, and President and Chief Executive Officer of Citizens First National Bank of Crystal River from 1981 to 1983.

          On August 5, 2005, the Bank hired Michael C. Lynch to serve as the Company's Senior Vice President and Senior Lender, subject to final OCC approval pursuant to Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. Prior to joining the Bank, Mr. Lynch served as Vice President of Branch Bank and Trust from 1999 to 2004, during which time he served as Regional Credit Officer, Small Business Loan Administrator, and Commercial Lender. From 1995 to 1999, Mr. Lynch was employed with Wachovia Bank, N.A. where he completed their management development program before serving as Branch Manager and Commercial Lender.


ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:

               31.1 Certification  of  Chief  Executive Officer pursuant to Rule
                    13a  -  14(a)  of  the  Exchange  Act.

               31.2 Certification  of  Chief  Financial Officer pursuant to Rule
                    13a  -  14(a)  of  the  Exchange  Act.

               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K:

               The following reports on Form 8-K were filed during the quarter covered by this Form 10-QSB:

                    Current Report on Form 8-K, dated and filed on May 19, 2004, Items 4 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           By:  /S/  ALBERT F. SATTERWHITE
                                ---------------------------------------
                                Albert F. Satterwhite
                                Chief Executive Officer



Date: August 20, 2004      By:  /S/  HOLLY R. HUNT
                                ---------------------------------------
                                Holly R. Hunt
                                First Vice President and Chief Financial Officer