Form 10QSB
period 2004-09-30
NBOG BANCORPORATION INC
filed 2004-11-15
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

  X               QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
-----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR


-----          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 (770) 297-8060
              (Registrant's telephone number, including area code)
            ---------------------------------------------------------

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

   746,990 SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                NOVEMBER 11, 2004

  Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX


PART I. FINANCIAL INFORMATION                                          Page  No.
-----------------------------                                          ---------

Item 1. Financial Statements

     Consolidated Balance Sheet - September 30, 2004 (Unaudited). . . . . .    3

     Consolidated Statements of Operations (Unaudited) - Three Months
       and Nine Months Ended September 30, 2004 and 2003. . . . . . . . . .    4

     Consolidated  Statements  of  Comprehensive  (Loss)  Income
      (Unaudited) - Three Months  and  Nine  Months Ended
       September  30,  2004  and  2003. . . . . . . . . . . . . . . . . . .    5

     Consolidated Statement of Cash Flows (Unaudited) - Nine Months
      Ended September30, 2004 and 2003. . . . . . . . . . . . . . . . . . .    6

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   10

Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .   15

PART II. OTHER INFORMATION
-----------------------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. . . .   16


Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .   16

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .   16

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .   16

Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

PART I. FINANCIAL INFORMATION

                            NBOG BANCORPORATION, INC.
                           Consolidated Balance Sheet

                               September 30, 2004

                                   (Unaudited)


                                     Assets
                                     ------
Cash and due from banks                                            $1,537,633
Federal funds sold                                                  7,565,000
                                                                  ------------

        Cash and cash equivalents                                   9,102,633

Investment securities available-for-sale                            2,480,946
Other investments                                                     307,950
Loans, net                                                         37,606,886
Premises and equipment, net                                         2,243,813
Accrued interest receivable and other assets                          972,147
                                                                  ------------


                                                                  $52,714,375
                                                                  ============


                       Liabilities and Shareholders' Equity
                       ------------------------------------

Deposits:
        Non-interest bearing                                      $ 2,444,042
        Interest bearing                                           45,763,828
                                                                  ------------

          Total deposits                                           48,207,870

Accrued interest payable and other liabilities                        298,371
                                                                  ------------

          Total liabilities                                        48,506,241
                                                                  ------------



Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                      -
    Common stock, no par value; 50,000,000 shares authorized;
      746,990 shares issued and outstanding                         7,177,408
    Accumulated deficit                                            (2,969,821)
    Accumulated other comprehensive income                                547
                                                                  ------------

          Total shareholders' equity                                4,208,134
                                                                  ------------

                                                                  $52,714,375
                                                                  ============

See accompanying notes to unaudited consolidated financial statements.

                                  NBOG BANCORPORATION, INC.
                            Consolidated Statements of Operations

            For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                          (Unaudited)


                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                           ------------------------  ------------------------
                                              2004         2003         2004         2003
                                           -----------  -----------  -----------  -----------
Interest income:
    Interest and fees on loans             $  785,733       893,752   2,698,257     2,260,133
    Interest income on investments             18,982        32,518      56,522       121,093
    Interest income on federal funds sold      21,393         4,258      47,409        48,160
    Other                                       5,975         4,857       6,883         6,595
                                           -----------  -----------  -----------  -----------

      Total interest income                   832,083       935,385   2,809,071     2,435,981
                                           -----------  -----------  -----------  -----------

 Interest expense:
    Interest on deposits                      263,432       310,691     879,940     1,027,349
                                           -----------  -----------  -----------  -----------

      Net interest income                     568,651       624,694   1,929,131     1,408,632

Provision for loan losses                     150,000       100,927   1,854,749       308,140
                                           -----------  -----------  -----------  -----------

      Net interest income after
        provision for loan losses             418,651       523,767      74,382     1,100,492
                                           -----------  -----------  -----------  -----------


Non-interest income:
    Service charges on deposit accounts        11,680        12,702      50,946        44,315
    Mortgage origination income                11,194        61,168      71,886       156,956
    Other income                                3,156         9,171      11,458        18,368
                                           -----------  -----------  -----------  -----------

      Total non-interest income                26,030        83,041     134,290       219,639
                                           -----------  -----------  -----------  -----------

Non-interest expenses:
    Salaries and benefits                     306,207       248,601     834,949       682,754
    Occupancy and equipment expense           113,205        66,888     259,265       196,332
    Professional fees                         100,825        45,384     212,922       116,113
    Other expenses                            191,902        89,900     511,038       274,003
                                           -----------  -----------  -----------  -----------

      Total non-interest expense              712,139       450,773   1,818,174     1,269,202
                                           -----------  -----------  -----------  -----------

      (Loss) earnings before income taxes  $ (267,458)      156,035  (1,609,502)       50,929

Income tax expense                                  -             -     664,757             -
                                           -----------  -----------  -----------  -----------

      Net (loss) earnings                  $ (267,458)      156,035  (2,274,259)       50,929
                                           ===========  ===========  ===========  ===========

Net (loss) earnings per share              $     (.36)          .24       (3.04)          .08
                                           ===========  ===========  ===========  ===========


See accompanying notes to unaudited consolidated financial statements.



                                        NBOG BANCORPORATION, INC.
                         Consolidated Statements of Comprehensive (Loss) Income
                 For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                               (Unaudited)



                                                          Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                      ------------------------  ------------------------
                                                         2004         2003         2004         2003
                                                      -----------  -----------  -----------  -----------

Net (loss) earnings                                   $ (267,458)     156,035   (2,274,259)      50,929
                                                      -----------  -----------  -----------  -----------

Other comprehensive income:
    Unrealized holding gains (losses) on investment
      securities available-for-sale                       30,567      (41,789)       6,768      (95,156)

    Associated taxes                                     (10,393)      14,208     (  2,301)      31,693
                                                      -----------  -----------  -----------  -----------

Other comprehensive gain (loss)                           20,174      (27,581)       4,467      (63,463)
                                                      -----------  -----------  -----------  -----------

Comprehensive (loss) income                           $ (247,284)     128,454   (2,269,792)     (12,534)
                                                      ===========  ===========  ===========  ===========

See accompanying notes to unaudited consolidated financial statements.

                                    NBOG BANCORPORATION, INC.
                              Consolidated Statements of Cash Flows
                      For the Nine Months Ended September 30, 2004 and 2003
                                           (Unaudited)


                                                                          2004          2003
                                                                      ------------  ------------
Cash flows from operating activities:
  Net (loss) earnings                                                 $(2,274,259)       50,929

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
  Provision for loan losses                                             1,854,749       308,140
  Depreciation, amortization and accretion                                137,048       129,568
  Loss on sale of equipment                                                 3,181             -
  Change in:
      Accrued interest receivable and other assets                        563,973      (174,614)
      Accrued interest payable and other liabilities                      253,103      (232,399)
                                                                      ------------  ------------

          Net cash provided by operating activities                       537,795        81,624
                                                                      ------------  ------------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of securities            1,262,205     6,430,227
  Purchases of investment securities available-for-sale                (1,001,406)   (2,516,516)
  Purchases of other investments                                         (104,450)      (61,800)
  Proceeds from sale of other investments                                   4,050        12,600
  Net change in loans                                                   7,135,885   (18,333,567)
  Proceeds from sales of equipment                                         14,500             -
  Purchases of premises and equipment                                  (1,674,606)      (95,796)
                                                                      ------------  ------------

          Net cash provided by (used in) investing activities           5,636,178   (14,564,852)
                                                                      ------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                 (877,252)    2,593,265
  Proceeds from the issuance of common stock                                1,000       185,460
                                                                      ------------  ------------

          Net cash (used in) provided by financing activities            (876,252)    2,778,725
                                                                      ------------  ------------

Net change in cash and cash equivalents                                 5,297,721   (11,704,503)

Cash and cash equivalents at beginning of the period                    3,804,912    13,794,227
                                                                      ------------  ------------

Cash and cash equivalents at end of the period                        $ 9,102,633     2,089,724
                                                                      ============  ============

Supplemental Information:
  Interest paid                                                       $   864,378     1,394,110
                                                                      ============  ============
  Income taxes paid                                                   $    15,000             -
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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended September 30, 2004 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

STOCK COMPENSATION PLANS
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25") where compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under APB 25, stock options issued under the Company's stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in APB 25. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company's net (loss) earnings and net (loss) earnings per share for the period ended September 30, 2004, and 2003 would have been reduced to the pro forma amounts indicated below:

                                                  Three months ended       Nine months ended
                                                    September 30,             September 30,
                                              ------------------------  ------------------------
                                                 2004         2003         2004         2003
                                              -----------  -----------  -----------  -----------
Net (loss) earnings              As reported  $ (267,458)      156,035  (2,274,259)       50,929
                                 Pro forma    $ (267,458)      156,035  (2,318,589)       50,929

Basic (loss) earnings per share  As reported  $     (.36)          .24       (3.04)          .08
                                 Pro forma    $     (.36)          .24       (3.10)          .08

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

NOTE 3 - (LOSS) EARNINGS PER SHARE
----------------------------------

Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding. There were no dilutive common stock equivalents outstanding as of September 30, 2004 or 2003. For the quarter ending September 30, 2004 and 2003, weighted average shares outstanding were 746,990 and 622,356, respectively. For the nine months ended September 30, 2004 and 2003, weighted average shares outstanding were 746,986 and 657,966, respectively.

NOTE 4 - LOANS
--------------

Activity in the allowance for loan losses for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 is summarized as follows:




                                     2004          2003
                                  -----------  -----------
Beginning balance                 $  565,962      257,589
Provisions charged to operations   1,854,749      341,305
Loan charge-offs                    (914,311)     (40,384)
Loan recoveries                      190,715        7,452
                                  -----------  -----------

Ending balance                    $1,697,115      565,962
                                  ===========  ===========

The following is a summary of risk elements in the loan portfolio for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003:

                                                              2004         2003
                                                           -----------  -----------
Loans on nonaccrual                                        $2,378,162            -
Loans past due 90 days and still accruing                     840,908      405,000
Other real estate owned and repossessions                     683,833      561,000
                                                           -----------  -----------

Total non-performing assets                                $3,902,903      966,000
                                                           ===========  ===========

Total non-performing loans as a percentage of gross loans        9.93%        2.05%

Interest income on nonaccrual loans of approximately $26,068 was recognized for
cash payments received during 2004.   In addition, interest income in the amount
of $19,398 was accrued on the $840,908 total of loans past due 90 days and still accruing. All of these loans have since been transferred to a non-accrual status.

NOTE 5 - INCOME TAXES

During the quarter ended June 30, 2004, the Company recorded a provision for income taxes of $649,757. In 2003, the Company had recorded a deferred tax asset for this amount in recognition of the tax timing difference that was expected to be recognized at a future date. This determination was based on the expectation that the Company's earnings in future periods would be sufficient to recognize the associated tax benefit. During the quarter ended June 30, 2004, the Company discovered previously unanticipated credit issues which warranted a significant increase in the allowance for loan losses, negatively impacting the year-to-date and quarterly results. Due to the issues discovered, the future realizability of this asset is in question. The reserve will be maintained until such time that management believes the deferred tax asset can be recognized.

NOTE 6 - REGULATORY MATTERS
---------------------------

In August 2004, the Bank received a report from its regulators. Based on the report, the Company is required to maintain capital ratios of Total capital (to risk-weighted assets) of 12.0% and Tier I capital (to adjusted quarterly average total assets) of 8.0%. As of September 30, 2004, the Total capital (to risk-weighted assets) ratio was 12.01% and the Tier I capital (to adjusted quarterly average total assets) ratio was 7.29%. By March 31, 2005, the Company will be required to maintain capital ratios of Total capital (to risk-weighted assets) of 14.0% and Tier I capital (to adjusted quarterly average total assets) of 9.0%.

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

CRITICAL ACCOUNTING POLICIES

In preparing its financial statements, the Company has adopted various accounting policies that comply with accepted accounting principles generally accepted in the United States of America. Certain accounting policies involve significant judgments and assumptions on the part of management that can have a material impact on the carrying value of assets and liabilities. Management considers such accounting policies to be critical accounting policies. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant use of estimates and assumptions in the preparation of its consolidated financial statements.

The allowance for loan losses is based on management's judgment of an amount that is adequate to absorb inherent losses in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management's evaluation of several factors. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, the financial condition of the borrowers, management's estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS, CONTINUED
-------------

FINANCIAL CONDITION
-------------------

As of September 30, 2004, the Company had total assets of $52,714,000 as compared to $55,607,000 at December 31, 2003. The decrease was attributable primarily to a decrease in loans of $8,991,000, resulting from management's decision to freeze new loan activity and focus on managing and reducing the risk elements present in the existing portfolio. Additionally, we recorded a valuation reserve offsetting the deferred tax asset previously recognize totaling $650,000 due to lack of sufficient evidence to support future realization primarily related to the problem loan activity and the related increase in the allowance for loan losses. The decreases were partially offset by an increase in premises and equipment and federal funds sold of $1,530,000, and $5,200,000, respectively. The increase in premises and equipment is related primarily to the completion of the new main office. The increase in federal fund sold is due to the reduction of loans outstanding while deposits remained relatively stable. Such funds have not yet been re-invested in higher earning assets. At September 30, 2004, deposits totaled $48,208,000, a decrease of approximately 2% when compared to December 31, 2003. The deposit mix at September 30, 2004 was as follows: $2,444,000 (5% of total deposits) in non-interest bearing demand deposits; $4,928,000 (10% of total deposits) in interest checking accounts; $166,000 (less than 1% of total deposits) in savings accounts; and $40,670,000 (85% of total deposits) in time deposits. Management continues to target transaction related accounts as a means of improving net interest margins and fee income.

While the Bank continues to manage deposit growth consistent with expected loan demand, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 2004, all securities were classified as available-for-sale totaling $2,481,000. The current investment portfolio strategy is primarily to provide liquidity for funding operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have expected maturities greater than five years and all are pledgeable to help raise funding through secured borrowing or repurchase agreements.

The Company had an accumulated deficit of $2,970,000 as of September 30, 2004. During the first nine months of 2004, the Company had net loss of $2,274,000 compared to net earnings of $51,000 for the same period during 2003.

RESULTS OF OPERATIONS
---------------------

Net interest income for the quarter ended September 30, 2004 was $569,000, as compared to $625,000 for the same period in 2003. Total interest income in the quarter ended September 30, 2004 was $832,000 made up principally of interest income on loans totaling $786,000. Net interest income for the nine months ended September 30, 2004 was $1,929,000, as compared to $1,409,000 for the same period in 2003. Total interest income in the nine months ended September 30, 2004 was $2,809,000 made up principally of interest income on loans totaling $2,698,000. As of September 30, 2004, the Company's cost of funds was approximately 2.39%, while interest earning assets yielded 6.31% generating a net interest spread of 3.92%. The spread has improved from 3.54% at September 30, 2003, which is the result of an improvement in the mix of interest earning assets and the repricing of the higher yielding promotional certificates of deposit accounts.

The provision for loan losses for the quarter ended September 30, 2004, was $150,000 compared to $101,000 for the same period in 2003. The provision for loan losses for the nine months ended September 30, 2004 was $1,855,000, as compared to $308,000 for the same period in 2003. The allowance for loan losses was $1,697,000 at September 30, 2004, representing 4.32% of total loans, as compared to $566,000 at December 31, 2003, or 1.20% of gross loans. Late in the first quarter of 2004, the Board identified potential credit issues which were stemming from lending practices employed by certain Bank personnel. This resulted in personnel changes during the first and second quarters. During the second quarter of 2004, the Bank underwent a regulatory exam. Additionally, the interim management engaged an independent third party to perform a detailed review of the loan portfolio. As a result of these reviews, it was determined that there were numerous loan underwriting and servicing deficiencies. These deficiencies resulted in an increase in classified loans from $2,116,000 representing 27 classified loans at December 31, 2003 to $10,150,000 in classified loans representing 83 credits at September 30, 2004. The following table details the change in non-performing loans and assets:

                                                            September 30, 2004    December 31, 2003
                                                           --------------------  --------------------
Loans on nonaccrual                                        $         2,378,162                     -
Loans past due 90 days and still accruing                              840,908               405,000
Other real estate owned and repossessions                              683,833               561,000
                                                           --------------------  --------------------

Total non-performing assets                                $         3,902,903               966,000
                                                           ====================  ====================
Total non-performing loans as a percentage of gross loans                 9.93%                 2.05%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------

Interest income on nonaccrual loans of approximately $26,068 was recognized for cash payments received during 2004. In addition, interest income in the amount of $19,398 was accrued on loans past due 90 days and still accruing.

The Board of the Directors of the Company has taken significant corrective action. An interim president was hired who was experienced in assisting financial institutions with problem portfolios. Based on the issues identified by the interim president as well as issues identified by the Bank's regulators and independent loan review, corrective action on problem loans commenced. In June 2004, after a diligent evaluation process was undertaken, the Board engaged a permanent new president. Subsequent to the quarter ending June 30, 2004, the president engaged a new senior lender. Additionally, the internal controls have been enhanced as a result of additional resources hired in the credit administration area. These resources have been active in correcting underwriting and servicing issues identified. Enhancements have been made in the loan approval process including a more detailed review by the loan committee of the board of directors. The loan funding process also has been improved to ensure that all pertinent documents are received prior to funding of the loan. Management and the Board believe that these improvements to the loan origination and administration processes will provide the Company the capacity to correct issues noted in the current portfolio and minimize the risk of this happening in the future. Management has also engaged the services of the independent credit review group noted above to perform periodic examinations of the Bank's loan portfolio.

Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses based on the analysis prepared by management and in consideration of recommendations made by the Bank's third party loan review. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Activity in the allowance for loan losses for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 is summarized as follows:

                                     2004          2003
                                  -----------  -----------
Beginning balance                 $  565,962      257,589
Provisions charged to operations   1,854,749      341,305
Loan charge-offs                    (914,311)     (40,384)
Loan recoveries                      190,715        7,452
                                  -----------  -----------

Ending balance                    $1,697,115      565,962
                                  ===========  ===========

Non-interest income for the quarter ended September 30, 2004 was $26,000, as compared to $83,000 for the same period in 2003. Non-interest income for the nine months ended September 30, 2004 was $134,000, as compared to $220,000 for the same period in 2003. The decline was primarily due to a decrease in mortgage origination income of $50,000 for the quarter and $85,000 year-to-date and resulted from rising interest rates and the resulting decrease in mortgage origination volume.

Non-interest expense for the quarter ended September 30, 2004 was $712,000, as compared to $451,000 for the same period in 2003. Non-interest expense was $1,818,000 for the nine months ended September 30, 2004, as compared to
$1,269,000 for the same period in 2003. This increase was the result of increased salary and benefit expenses of $58,000 for the quarter and $152,000 year-to-date and resulted from the hiring of the new management team. Additionally, the Company incurred professional fees associated with the investigation of the previously discussed credit issues as well as the hiring of
a  new  president.    The  remainder  of  the  expenses  for  the  quarter  and
year-to-date relate primarily to occupancy expenses associated with moving into the new main office building and operational costs for data processing, advertising and loan related expenses, including expenses related to the repossession, foreclosure and disposal of collateral.

In 2003, the Company had recorded a deferred tax asset in the amount of $649,757 in recognition of the tax timing difference that was expected to be recognized at a future date. This determination was based on the expectation that the Company's earnings in future periods would be sufficient to recognize the associated tax benefit. Due to the loan issues previously discussed, the future realizability of this asset is in question. The Company has fully reserved the deferred tax asset and it will maintain this reserve until such time that it is probable that the deferred tax asset will be recognized.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL
---------------------

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $7,565,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. In addition, the Company has cash and cash equivalents of $9,103,000 and investments available-for-sale of $2,481,000 to fund operations and loan growth.

Currently, the Bank limits investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. However, based on the requirements of the regulators, the Bank must maintain total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 12.0% and this requirement increases to 14.0% on March 31, 2005.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. However, once again based on the requirements of the regulators, the Bank must maintain Tier 1 capital to adjusted quarterly average assets of at least 8.0% and additionally this requirement increases to 9.0% on March 31, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS,  CONTINUED
-------------

LIQUIDITY AND CAPITAL, CONTINUED
--------------------------------

The following table summarizes the bank's risk-based capital ratios at September 30, 2004:

  Tier 1 capital (to risk-weighted assets)                                10.77%
  Total capital (to risk-weighted assets)                                 12.01%
  Tier 1 capital (to total adjusted quarterly average assets)              7.29%

The Bank's Tier 1 Capital Ratio (to total adjusted quarterly average assets) is below the 8% minimum originally required by the Bank's regulators. During September 2004, the Bank calculated its expected Tier 1 Capital Ratio, and determined the ratio would be 7.98%. The Bank's regulators informally advised the Bank that its Tier 1 Capital Ratio would be acceptable since it would be only 0.02% short of the requirement. The regulators also informed the Bank that it would still be required to reach a Tier 1 Capital Ratio of 9% by March 31, 2005.

In November 2004, the Bank determined that it would be prudent to take a $150,000 provision to its allowance for loan losses for the third quarter. This had the effect of lowering the Bank's Tier 1 Capital Ratio to 7.29%. The Bank is reviewing available alternatives to meet, and expects to satisfy, its 9% and 14% minimum regulatory capital requirements.

REGULATORY MATTERS
------------------

In August 2004, the Bank received a report from its regulators that require the Bank to maintain regulatory capital ratios that are higher than those required to be rated well capitalized. See Footnote 6 - Regulatory Matters in the notes to the September 30, 2004 unconsolidated financial statements and "Liquidity and Capital" for additional details.

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

OFF BALANCE SHEET RISK
----------------------

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $1,724,000 primarily through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to affect the Company's internal control over financial reporting.

PART  II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM  5.  OTHER INFORMATION

          None

ITEM  6.  EXHIBITS

               31.1 Certification  of  Chief  Executive Officer pursuant to Rule
                    13a  -  14(a)  of  the  Exchange  Act.

               31.2 Certification  of  Chief  Financial Officer pursuant to Rule
                    13a  -  14(a) of the Exchange Act.
               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
..

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             By: /S/ ALBERT F. SATTERWHITE
                                                 --------------------------
                                                 Albert F. Satterwhite
                                                 Chief  Executive Officer



Date:  November ___, 2004                    By: /S/ W. BRYAN HENDRIX
                                                 -----------------------
                                                 Bryan Hendrix
                                                 Chief Financial Officer