Form 10KSB
period 2004-12-31
NBOG BANCORPORATION INC
filed 2005-03-31
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2004.
                      ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ______________to _______________

     Commission file number  001-16413
                             ---------

                            NBOG BANCORPORATION, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

              GEORGIA                                      58-2554464
-----------------------------------          -----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

807 DORSEY STREET, GAINESVILLE, GEORGIA                      30501
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK, NO
PAR VALUE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes [X]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's net income for the year ended December 31, 2004 totaled $(2,889,541). The aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 2004 was approximately $4.85 million. There is no active trading market for the Company's common stock and it is not possible to identify precisely the market value of the common stock. The estimated aggregate market value of the common stock held by non-affiliates is based on the last known trade for which management has pricing information, which was $10.00 per share.

As of March 1, 2005, 822,056 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

   Transitional Small Business Disclosure format (check one):   Yes [ ]   No [X]

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


                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                      BUSINESS OF THE COMPANY AND THE BANK

GENERAL

     NBOG Bancorporation, Inc., a bank holding company, owns 100% of the outstanding common stock of The National Bank of Gainesville, which operates in the Gainesville, Georgia area. The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the "OCC") and the FDIC. The Bank received final approvals from bank regulators to commence banking operations on March 1, 2002. The Company currently engages in no business other than owning and managing the Bank.

NEW MANAGEMENT TEAM

     In August 2004, the Bank received a final report from the OCC identifying weaknesses in the overall credit risk management process, and, in connection with the report, has committed to take specific actions to strengthen or correct identified weaknesses. These weaknesses were first recognized during a series of audits completed by the Bank's internal and external auditors and the OCC during the last quarter of 2003 and first quarter of 2004. The Bank has agreed to achieve and maintain on or before March 31, 2005 a Total Capital to risk-weighted assets ratio of at least fourteen percent (14%) and a Tier 1 Capital to adjusted total assets ratio of at least nine percent (9%).

     In addition, the Bank has committed to:

  - adopt a written strategic plan covering at least a three-year period;
  -  review and revise its written loan policy;
  -  obtain an independent review of its loan program; and
  - review the adequacy, and establish a program to maintain the adequacy of, its allowance for loan and lease losses.

     The Board of Directors of the Bank determined that it was appropriate to replace the entire management team of the Bank, and has hired a new President/Chief Executive Officer, Senior Lender and Chief Financial Officer. The new management team has extensive expertise in the commercial and consumer lending area and experience in the management and restructuring of a bank with credit deficiencies. The management team has also replaced the Bank's entire lending staff. The Company believes that it is in material compliance with the commitments to the OCC to remedy the causes of the identified weaknesses. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Formal Agreement."

PRODUCTS AND SERVICES

     DEPOSIT SERVICES. We offer a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses, and employees of businesses within our market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, we have implemented a service charge fee schedule competitive with other financial institutions in our market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

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

     Real Estate Loans.  One of the primary components of our loan portfolio is
     -----------------
loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We generally charge an origination fee. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners. We generally apply the same underwriting criteria for home equity loans and lines of credit as for first mortgage loans, as described above. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. Risks associated with commercial real estate loans also include tenant vacancy rates and the quality of the borrower's management. Risks associated with construction lending include the builder's ability to sell the home to a buyer and to build the project according to the plans and specifications of the buyer and the Bank's ability to administer and control all phases of the construction disbursements. Risks associated with residential mortgage loans also include the ability of the Bank to sell foreclosed real estate in a down market or economy.

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

     Commercial Loans.  We make loans for commercial purposes in various lines
     ----------------
of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less.
Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The quality of the commercial borrower's management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

     Loan Approval and Review.  Our loan approval policies provide for various
     ------------------------
levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established a Board loan committee that must approve any loan over the chief executive officer's lending limit. We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

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

     The interagency guidelines adopted by federal bank regulators, including the Comptroller of the Currency, mandate that financial institutions establish real estate lending policies and establishing particular minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans, although the Bank may make exceptions to the maximum guidelines, which exceptions must be accounted for and tracked.

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

     The Bank's investment policy is to optimize income, consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Board of Directors of the Bank. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The President and CEO of the Bank implements the policy and reports to the full Board of Directors on a quarterly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

     Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank has purchased correspondent services offered by larger banks, including check collections, services relating to the purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank's lending limit. As compensation for services provided by a correspondent, the Bank may maintain balances with such correspondents in noninterest-bearing accounts.

MARKET  OPPORTUNITIES  AND  COMPETITION

     The Bank primarily serves the northern Georgia market of Hall County, including Gainesville and five smaller municipalities. Hall County has a population of approximately 139,000 and encompasses 394 square miles. Lake Lanier, a manmade lake with 607 miles of shoreline, forms the county's western boundary. Gainesville, the county seat, is situated approximately 50 miles northeast of Atlanta and 100 miles southwest of Greenville, South Carolina. According to the 2000 Census, the median income for a family in Hall County was $50,100.

     The Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. According to information provided by the FDIC, as of June 30, 2004 there were 51 offices of 15 banks operating and reporting deposits in Hall County of $2.32 billion. Currently the Bank's local competitors are Gainesville Bank & Trust and Community Bank and Trust.

EMPLOYEES

     As of December 31, 2004, the Bank had 21 full-time employees and 3 part-time employees. The only employees of the Company are its officers. The Company and the Bank consider their relationship with employees to be excellent.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

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

FORMAL AGREEMENT

     On August 18, 2004, the Bank entered a Formal Agreement with the Office of the Comptroller of the Currency. The Formal Agreement requires specific actions to strengthen or correct identified weaknesses. The Bank has agreed to achieve and maintain on or before March 31, 2005 a Total Capital to risk-weighted assets ratio of at least fourteen percent (14%) and a Tier 1 Capital to adjusted total assets ratio of at least nine percent (9%).

     In addition, the Bank has committed to:

     -    adopt a written strategic plan covering at least a three-year period;
     -    review and revise its written loan policy;
     -    obtain an independent review of its loan program; and
     - review the adequacy, and establish a program to maintain the adequacy of, its allowance for loan and lease losses.

     The Company believes that it is on schedule to be in substantial compliance with the requirements of the Formal Agreement at March 31, 2005. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Formal Agreement."

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

     Under the terms of the Formal Agreement, the Bank is required to achieve and maintain on or before March 31, 2005 a Total Capital ratio to risk-weighted assets of at least 14.0% and a Tier 1 Capital to average assets of at least 9.0%. Total Capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, our ratio of total capital to risk-weighted assets was 12.6%, our ratio of Tier 1 Capital to risk-weighted assets was 11.3% and our ratio of Tier 1 Capital to average assets was 7.8%. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Formal Agreement."

     Absent the Formal Agreement, the minimum guideline for the ratio of total capital to risk-weighted assets is 8% and Tier 1 Capital must equal at least 4% of risk-weighted assets. New banks are generally required to maintain a minimum ratio of Tier 1 Capital to average assets of 8.0% for the first three years of operations. In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-The National Bank of Gainesville-Prompt Corrective Action."

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act, amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the "FCRA Amendments") became effective in 2004. The FCRA Amendments include, among other things:

     - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

     - for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to limited exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes does not have a significant impact on the Company.

ANTI-TERRORISM AND MONEY LAUNDERING LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program under Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     The Bank began operations in a modular temporary office of approximately 2,200 square feet on property located at the corner of Pearl Nix Extension and Dorsey Street in Gainesville, Georgia. In August 2004 the Company completed construction of its permanent main office at 807 Dorsey Street, Gainesville, Georgia. The main office provides approximately 12,000 square feet and also serves as the Company's headquarters. The main office facilities include a teller line, customer service area, offices for the Bank's lenders and officers, a vault with safe deposit boxes, drive-in teller lanes and a drive-up automated teller machine.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     As of March 1, 2005, NBOG had 822,056 shares of common stock outstanding and approximately 693 shareholders of record. Approximately 267,000 additional shares were subject to outstanding options and warrants to purchase NBOG common stock at an exercise price of $10.00 per share. There is currently no market for our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market. There is only incomplete information about trades of our shares and the prices at which any shares have traded.

     To our knowledge, no trades have occurred during 2005, while sporadic trades occurred during 2004 and 2003 at a price of $10.00 per share. Between December 29, 2004 and December 31, 2004, we entered into subscription agreements with 12 investors, in which we agreed to issue a total of 58,399 shares of our common stock at $6.00 per share for total aggregate proceeds of $350,394. Between January 7, 2005 and January 26, 2005, we entered into subscription agreements with two investors, in which we agreed to issue a total of 16,667 shares of our common stock at $6.00 per share for total aggregate proceeds of $100,002. There were no brokerage or underwriting commissions paid in the private placements. The common stock was sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because they were transactions by an issuer that did not involve a public offering.

     We have not paid dividends to our shareholders to date, and do not anticipating paying dividends in the immediate future. The holders of our common stock will be entitled to receive dividends when and if declared by our board of directors out of funds legally available for dividends. NBOG Bancorporation, Inc. is a legal entity separate and distinct from The National Bank of Gainesville, and its revenues will depend in significant part on the dividends paid by the Bank to the Company. No assurances can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue. The Bank is subject to legal restrictions on the amount of dividends it may pay.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion and analysis is intended to assist you in understanding our financial condition and results of operations. You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report, as well as with an understanding of our short operating history.

GENERAL

     NBOG Bancorporation, Inc. (the "Company") opened for business through its banking subsidiary, The National Bank of Gainesville (the "Bank"), on March 25, 2002.

     The following discussion describes our results of operations for 2004 as compared to 2003 and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.
Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

     Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the "Provision and Allowance for Loan Losses" section we have included a detailed discussion of this process.

     In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

     The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this Annual Report on Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

     We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2004 included elsewhere in this Annual Report on Form 10-KSB. Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank's provision and allowance for loan losses and income taxes have been identified as critical accounting policies.

     The provision for loan losses represents management's best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Bank's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

     The evaluation of the adequacy of the provision for loan losses is based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan other than commercial loans (including letters of credit and unused commitments), where the loans are further divided by risk rating and loss ratios are applied by risk rating, to determine estimated loss amounts. Categories of loans are real estate loans (including mortgage and construction), consumer loans and commercial loans.

     Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower, and in establishing loss ratios and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

     Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the "Provision and Allowance for Loan Losses" section.

     Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

     Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is "more likely than not" that we will realize the tax benefit. As of December 31, 2003, the Company had generated nine consecutive months of net income primarily from core earnings, which, at that time, management believed was indicative of the Company's ability to continue to generate taxable income and allowed the recognition of the deferred tax asset. However, during 2004 when it became apparent that the Company would not continue to generate taxable income at a consistent level, the tax benefit recognized in 2003 had to be reversed and recorded against current 2004 earnings. For additional information regarding the allowance for loan losses, see the "Income Taxes" section.

FORMAL AGREEMENT

     On August 18, 2004, the Bank entered a formal written agreement with the Office of the Comptroller (the "Formal Agreement"), which set forth a series of actions necessary to correct identified weaknesses.

     In connection with the Formal Agreement, and as a result of the identified weaknesses, our Board of Directors decided to replace the Bank's executive officers, and hired a new President/Chief Executive Officer, Senior Lender and Chief Financial Officer. In addition, management has replaced the Bank's entire lending staff. The new executive officers have extensive expertise in the commercial and consumer lending area and experience in the management and restructuring of a bank with credit deficiencies. We believe we are on schedule to meet all of the requirements of the Formal Agreement, and have made important strides in identifying and remedying the causes of the weaknesses.

     The table below describes each requirement of the Formal Agreement with the OCC and the Bank's corrective action or the current status and efforts to correct the issues identified in the Formal Agreement.

                     REQUIREMENT                                        CORRECTIVE ACTION/STATUS
                     -----------                                        ------------------------
Appoint a compliance committee to monitor the            The Bank established a compliance committee
Bank's compliance with the Formal Agreement.             consisting of Directors Palmour, Dunagan,
                                                         Anderson, Turner and Allison in September 2004.
                                                         The committee meets monthly to monitor
                                                         compliance and reports monthly to the OCC.

Obtain a permanent President and Senior Lender.          President Albert F. Satterwhite and Senior Lender
                                                         Michael S. Lynch were hired by the Bank.  Both
                                                         have received final approvals, subject to the
                                                         regulatory agencies authority to disapprove.

By September 30, 2004, achieve and maintain the          At the end of January 2005, the Bank achieved and
following capital ratios:                                has since maintained Total Capital at least equal to
     -  Total Capital at least equal to 12% of risk-     12% of risk-weighted assets and Tier 1 Capital at
        weighted assets; and                             least equal to 8% of adjusted total assets.
     -  Tier 1 Capital at least equal to 8% of
        adjusted total assets.

By March 31, 2005, achieve and maintain the              The Directors of the Bank have exercised warrants
following capital ratios:                                and options at $10.00 per share to provide
     -  Total Capital at least equal to 14% of risk-     additional capital.  The Company also intends to
        weighted assets; and                             offer additional shares of it common stock in a
     -  Tier 1 Capital at least equal to 9% of           rights offering during 2005 to raise additional
        adjusted total assets.                           capital.

Develop, implement and thereafter ensure Bank            The Board of Directors has developed, and is in the
adherence to a three-year capital program.               process of implementing, a three-year capital
                                                         program.


                     REQUIREMENT                                        CORRECTIVE ACTION/STATUS
                     -----------                                        ------------------------

Revise the Bank's written loan policy.                   The Board of Directors have reviewed and revised
                                                         the Bank's written loan policy.  This policy has
                                                         been adopted and implemented by the Board and
                                                         will be monitored for Bank adherence.  A copy of
                                                         the policy was forwarded to the OCC.

Employ a qualified consultant to perform an              The Bank has entered into a two-year service
ongoing asset quality review of the Bank until such      agreement with Professional Bank Services (PBS)
time as an ongoing internal asset quality review         of Louisville, Kentucky to perform periodic credit
system is developed by the Board, implemented and        review examinations.
demonstrated to be effective.

Obtain current and satisfactory credit information       Current and satisfactory credit information has
on all loans over $25,000 lacking such information       been obtained on all loans over $25,000.  Proper
and obtain proper collateral documentation on all        collateral documentation has also been obtained on
loans.                                                   all loans identified with collateral deficiencies. Any
                                                         loans for which the Bank was unable to obtain
                                                         satisfactory credit or collateral documentation has
                                                         been classified by the Bank.

Adopt, implement and thereafter take all available       The Bank has adopted and implemented the
measures to ensure the Bank adherence to a written       appropriate measures to ensure the Bank's
program designed to eliminate the basis of criticism     adherence to the written program designed to
of assets criticized in the Report of Examination, in    eliminate the basis of criticism of assets criticized
any subsequent Report of Examination or by any           in the Report of Examination, in any subsequent
internal or external loan review, or in any list         Report of Examination or by any internal or
provided to management by the National Bank of           external loan review, or in any list provided to
Examiners.  The Board or a designated committee,         management by the National Bank of Examiners.
shall conduct a review of this process on a quarterly    The Compliance Committee reviews a list of all
basis to determine the status of each criticized asset   criticized assets each month to ensure Bank
or criticized portion thereof that equals or exceeds     adherence and forwards a copy of this list to the
50,000, management's adherence to the program            OCC.
adopted pursuant to this requirement, the status and
effectiveness of the written program, and the need
to revise the program or take alternative action.

Review on a quarterly basis the Bank's Allowance         The Board has established a methodology to
for Loan Losses and establish a program to for           analyze and review the adequacy of the Bank's
maintenance of an adequate allowance.  Any               Allowance for Loan Losses, which is reviewed on a
deficiency in the allowance shall be remedied in the     monthly basis to ensure adequate reserves will be
quarter it is discovered by additional provisions        maintained at the end of the fiscal quarter.  Any
from earnings.  Written documentation shall also be      deficiency in the amount of reserves maintained in
maintained indicating the required factors               the loan loss allowance will be remedied by the end
considered and conclusions reached by the Board in       of the quarter as required by the Formal Agreement.
determining the adequacy of the allowance.               Written documentation is also maintained in file
                                                         indicating the factors considered and conclusions
                                                         reached by the Board in determining the adequacy
                                                         of the Allowance for Loan and Lease Losses.


                     REQUIREMENT                                        CORRECTIVE ACTION/STATUS
                     -----------                                        ------------------------

Adopt, implement and thereafter ensure Bank              The Board of Directors has developed,
adherence to a written strategic plan for the Bank       implemented and will thereafter ensure Bank
covering at least a three-year period.                   adherence to a three-year strategic plan.

     The Bank believes it will be in substantial compliance with the Formal Agreement by March 31, 2005.

RESULTS OF OPERATIONS

     A net loss of $2,890,000 was incurred for 2004 as compared to net earnings of $979,000 in 2003. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities. Net interest income rose slightly to $2,402,000 for the year ended December 31, 2004 compared to $2,088,000 for the year ended December 31, 2003. However, this increase was offset by increases in the provision for loan losses and increases in non-interest expense. Additionally, the net loss reflects the reversal of an income tax benefit of $650,000 related to the recognition of a deferred tax asset during 2003. These items are discussed in further detail later in the discussion.

     The provision for loan losses in 2004 was $2,275,000 compared to $341,000 in 2003. This increase is a direct result of the deterioration of the Bank's credit quality during 2004 as problem loans started to surface or were identified by management, credit review services and regulators. As management became aware of the credit quality issues of these loans, management made additional provisions to ensure the allowance for loan losses was adequately funded. During 2004, credit quality problems were found in a number of loans, including several large loans and lines of credit, as well as numerous smaller loans. The current allowance for loan losses at December 31, 2004 reflects management's estimate of potential losses inherent and remaining in the loan portfolio. We believe our estimates are now sufficient to absorb any such losses.

     Non-interest income for the year ended December 31, 2004 totaled $161,000 compared to $258,000 in 2003. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income, and investment security gains/(losses). With the increase in mortgage interest rates coupled with the closing of the mortgage lending division, the Bank's non-interest income declined by $97,000 during 2004. Non-interest expenses in 2004 were $2,513,000 compared to $1,675,000 in 2003. The largest component of non-interest expenses is salaries and benefits, which totaled $1,165,000 for the year ended December 31, 2004, compared to $891,000 in 2003.

     The net loss indicated above for 2004, with the exception of the $650,000 deferred tax adjustment was related to weaknesses in the overall credit risk management process of this institution. These weaknesses were first realized by a series of audits conducted by the Bank's internal and external auditors and the OCC during the last quarter of 2003 and first quarter of 2004. The findings of these audits also revealed a credit culture at the Bank that was not conducive to the proper underwriting and origination of consumer and commercial loans. Prior to the arrival of the new management team, collateral on loans was not consistently being perfected and the monitoring and clearance of outstanding credit and collateral deficiencies was not adequately performed. On August 18, 2004, the Bank entered a Formal Agreement which set forth a series of action necessary to correct the identified weaknesses.

     As a result of the corrective action required by the Formal Agreement and to improve the Bank's credit quality, the Bank incurred $2,275,000 in provision for loan loss expense for the year ended December 31, 2004 as compared to $341,000 for the year ended December 31, 2003. Net charge-offs for 2004 were $1,851,000 versus $33,000 in 2003. Professional fees were also impacted as a result of the corrective action taken with an increase of over $89,000 since 2003 in outside service fees stemming from credit review services as well as placement fees for the recruitment and replacement of key personnel. No net increase of employees was required by the Formal Agreement. Additionally, as a result of the corrective action taken during 2004, the Bank incurred approximately $263,000 in expenses related to the acquisition, maintenance and sale of foreclosed and repossessed property.

     The credit environment of the Bank prior to the current management team was not responsive to the warning signs concerning the decline in credit quality and did not manage the risks associated with these loans or the accelerated loan growth of the Bank. Therefore, credit deficiencies were not reported to the Board of Directors until the OCC and the third-party credit review service identified them in their 2004 examinations.

     In 2005, the Bank anticipates continued decline in the loan portfolio with the replacement of run-off and problem loans coupled with limited and flat loan growth for the year as part of management's overall restructuring of the Bank. Provisions for loan loss for 2005 are anticipated to total about $300,000 due to continued declines in the loan portfolio with an additional $50,000 estimated in expenses related to the acquisition, maintenance and sale of foreclosed and repossessed property. Outside credit review services are also anticipated to be around $24,000 with an additional $10,000 in consulting fees.

NET INTEREST INCOME

     For the years ended December 31, 2004 and 2003, net interest income totaled $2,402,000 and $2,088,000, respectively. Interest income from loans, including fees, was $3,370,000, representing a yield of 7.71% in 2004 compared to a yield of 8.63% in 2003. The decrease in yield on loans is due to a lower volume of loan demand in 2004 as well as interest foregone due to classified loans being placed in a non-earning status. Interest expense totaled $1,144,000 for the year ended December 31, 2004 compared to $1,333,000 in 2003. The net interest margin realized on earning assets and the interest rate spread were 4.53% and 4.28%, respectively, for the year ended December 31, 2004, as compared to an interest rate margin of 4.38% and interest rate spread of 4.01% in 2003.

AVERAGE BALANCES AND INTEREST RATES

     The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2004 and 2003 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

                                              For the Year Ended                 For the Year Ended
                                               December 31, 2004                  December 31, 2003
                                        --------------------------------  --------------------------------
                                                              (dollars in thousands)

                                         Average                Yield/     Average                Yield/
                                         Balance    Interest     Rate      Balance    Interest     Rate
                                        ----------  ---------  ---------  ----------  ---------  ---------
Assets:
   Interest earning assets:
      Loans (including loan fees)       $  43,718   $   3,370      7.71%  $  37,295   $   3,217      8.63%
      Investment securities                 3,163          96      3.04%      5,544         150      2.71%
      Federal funds sold                    6,165          80      1.30%      4,797          54      1.13%
                                        ----------  ---------  ---------  ----------  ---------  ---------
   Total interest earning assets           53,046       3,546      6.68%     47,636       3,421      7.18%
   Other non-interest earnings assets       2,830                             1,362
                                        ----------                        ----------

            Total assets                $  55,876                         $  48,998
                                        ==========                        ==========
Liabilities and shareholders' equity:
   Interest-bearing liabilities:
      Deposits:
         Interest-bearing demand        $     451           4       .89%  $     391           3       .77%
         Savings and money market           4,746          51      1.07%      6,089          86      1.41%
         Time                              42,517       1,089      2.56%     35,598       1,244      3.49%
                                        ----------  ---------  ---------  ----------  ---------  ---------
   Total interest-bearing liabilities      47,714       1,144      2.40%     42,078       1,333      3.17%
   Other non-interest bearing
       liabilities                          2,950                             2,244
   Shareholders' equity                     5,212                             4,676
                                        ----------                        ----------

            Total liabilities and
                shareholders' equity    $  55,876                         $  48,998
                                        ==========                        ==========

Excess of interest-earning assets
   over interest-bearing liabilities    $   5,332                         $   5,558
                                        ==========                        ==========

Ratio of interest-earning assets
   to interest-bearing liabilities         111.18%                           113.21%

Net interest income                                 $   2,402                         $   2,088
                                                    =========                         =========

Net interest spread                                                4.28%                             4.01%
                                                               =========                         =========

Net interest margin                                                4.53%                             4.38%
                                                               =========                         =========

     Non-accrual  loans are included in average loan balances during the periods presented.

VOLUME/RATE ANALYSIS

     Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.

                                          2004 COMPARED TO 2003
                                ----------------------------------------
                                   INCREASE (DECREASE) DUE TO CHANGES IN
                                   VOLUME         RATE          NET
                                ------------  ------------  ------------
                                         (dollars in thousands)
CHANGE
------
Interest income on:
   Loans (including loan fees)  $       495   $      (342)  $       153
   Investment securities                (72)           18           (54)
   Federal funds sold                    18             8            26
                                ------------  ------------  ------------
                                        441          (316)          125
                                ------------  ------------  ------------
Interest expense on:
   Interest-bearing demand                1             0             1
   Savings and money market             (15)          (20)          (35)
   Time                                 177          (332)         (155)
                                ------------  ------------  ------------
                                        163          (352)         (189)
                                ------------  ------------  ------------

                                $       278   $        36   $       314
                                ============  ============  ============

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

     Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2004, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

     We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk. For short-term interest rate risk, the Bank's model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income. The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings. The Bank determines the assumptions that are used in the model.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                                    At December 31, 2004
                                                                  Maturing or Repricing in
                                                                  ------------------------
                                                                   (dollars in thousands)

                                           Three Months    Four Months      1 to 5         Over 5
                                             or Less      to 12 Months       Years          Years         Total
                                          --------------  -------------  -------------  -------------  ------------
Interest-earning assets:
   Investment securities                  $         995            724          2,645            985          5,349
   Federal funds sold                             5,301              -              -              -          5,301
   Loans                                         14,644          4,165         13,292            191         32,292
                                          --------------  -------------  -------------  -------------  ------------

Total interest-bearing assets                    20,940          4,889         15,937          1,176         42,942
                                          --------------  -------------  -------------  -------------  ------------
Interest-bearing liabilities:
   Deposits:
   Savings and demand                             4,940              -              -              -          4,940
   Time deposits                                  6,683         23,382          6,397              -         36,462
                                          --------------  -------------  -------------  -------------  ------------

Total interest-bearing liabilities               11,623         23,382          6,397              -         41,402
                                          --------------  -------------  -------------  -------------  ------------

Interest sensitive difference per period          9,317        (18,493)         9,540          1,176          1,540
                                          --------------  -------------  -------------  -------------  ============
Cumulative interest sensitivity
   difference                             $       9,317         (9,176)           364          1,540
                                          ==============  =============  =============  =============
Cumulative difference to total
   interest earning assets                        21.70%       (21.37)%           .85%          3.59%
                                          ==============  =============  =============  =============

     At December 31, 2004, the difference between the Bank's liabilities and assets repricing or maturing within one year was $9,176,000. Due to an excess of liabilities re-pricing or maturing within one year, an increase in interest rates could cause the Bank's net interest income to decrease. Because the liabilities that will be re-pricing in the next year were originally made at higher promotional rates, we believe that our liability sensitive position will not substantially impact net interest income despite rising interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although particular assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, some assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors that may affect the assumptions made in the table include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

     The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $2,275,000 for the year ended December 31, 2004 as compared to $341,000 for the year ended December 31, 2003. This increase is a direct result of the deterioration of the Bank's credit quality during 2004 as problem loans were identified by management, credit review services and regulators. The credit environment of the Bank prior to the current management team was not responsive to the warning signs concerning the decline in credit quality and did not manage the risks associated with these loans or the accelerated loan growth of the Bank. The loan portfolio decreased by approximately $14.9 million during the year ended December 31, 2004 due to the run-off, write-down or eventual foreclosure and repossession of the problem loans identified during the year. Gradual replacement of these loans over the next 12 months is part of management's plan to restructure the Bank's portfolio with higher quality credits in conjunction with limited or flat loan growth.

     The allowance for loan losses was 3.07% of gross loans at December 31, 2004 compared to 1.20% at December 31, 2003. The increase in the allowance for loan loss to gross loan ratio is reflective of the rise in criticized and classified loans identified during 2004 as compared to the loans classified at December 31, 2003 and is indicative of the previous credit environment in existence prior to
the replacement of senior management.   Examinations and credit reviews
conducted throughout the year by the regulators, third-party review services and management revealed an overall decline in the credit quality of the Bank's loan portfolio resulting in an increase in classified loans along with the increased provisions required to maintain sufficient reserves in the loan loss allowance. As a further result of these reviews, criticized and classified loans as of December 31, 2004 represented 27% of total gross loans and the actual reserves allotted for these loans represented 78% of the total allowance for loan losses. Additionally, large concentrations of loans in the real estate, commercial and consumer portfolios with established trends of risk as identified by management and during the regulatory and external credit review examinations have also attributed to the increase in the allowance.

     There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The additions to the allowance for loan losses in 2004 resulted in both a decrease in earnings and in capital.

     The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

                                                                        DECEMBER 31,
                                                        2004                                  2003
                                        ------------------------------------  ------------------------------------
                                                           Percent of loans                      Percent of loans
                                                           in each category                      in each category
                                              Amount        to total loans          Amount        to total loans
                                        -----------------  -----------------  -----------------  -----------------
Commercial, financial and agricultural  $             162                22%  $              87                15%
Real estate - mortgage                                232                49%                230                41%
Real estate - construction                            450                 5%                128                23%
Consumer                                              146                24%                121                21%
                                        -----------------  -----------------  -----------------  -----------------
                                        $             990               100%  $             566               100%
                                        =================  =================  =================  =================

     The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

                           FOR THE YEARS ENDED DECEMBER 31,

                                                    2004            2003
                                               --------------  --------------
Balance at the beginning of period
                                               $         566   $         258
Charge-offs:

   Commercial, financial and agricultural                811               0
   Real estate - mortgage                                346               0
   Real estate - construction                            459               0
   Consumer                                              433              40
                                               --------------  --------------
Total Charged-off                                      2,049              40
                                               --------------  --------------

Recoveries:

   Commercial, financial and agricultural                142               0
   Real estate - mortgage                                  0               0
   Real estate - construction                             24               0
   Consumer                                               32               7
                                               --------------  --------------
Total Recoveries                                         198               7
                                               --------------  --------------
Net Charge-offs                                        1,851              33
                                               --------------  --------------
Provision for Loan Loss
                                                       2,275             341
                                               --------------  --------------
Balance at end of period
                                                         990             566
                                               ==============  ==============

Total loans at end of period                          32,292          47,163
Average loans outstanding                             43,718          37,295

As a percentage of average loans:
   Net loans charged-off                                4.23%            .09%
   Provision for loan losses                            5.20%            .91%

Allowance for loan losses as a percentage of:
   Year end loans                                       3.07%           1.20%

     The following table summarizes other real estate and repossessions, past due and non-accrual loans, and income that would have been reported on non-accrual loans as of December 31, 2004 and 2003 (amounts are presented in thousands):

                                                 December 31,
                                         ----------------------------
                                             2004           2003
                                         -------------  -------------
Other real estate and repossessions      $       1,973  $         561
Accruing loans 90 days or more past due              -            405

     A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonacrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. At December 31, 2004, there was $1,730,000 in loans outstanding that were accounted for as non-accrual loans whereas there were no outstanding loans accounted for as non-accrual loans at December 31, 2003. Prior to current management, the Bank's credit practices did not automatically place loans with principal or interest payments past due in excess of 90 days on a non-accrual status. During the fourth quarter of 2004, management implemented system controls on the loan application to automatically transfer all loans past due greater than 90 days to non-accrual. The $1,730,000 in non-accrual loans at the end of December 2004 was classified as "Substandard" in the Allowance for Loan Losses with an established reserve of 15% or $259,500 on the outstanding balance of these loans. Interest income that would have been reported on the non-accrual loans in 2004 totaled $109,830.

     The Bank classifies all loans whose collection status is in doubt. As of December 31, 2004, there were no unclassified loans that the Bank had serious doubts regarding the borrower's ability to repay the debt.

NON-INTEREST INCOME AND EXPENSE

     Non-interest income for the year ended December 31, 2004 totaled $161,000 as compared to $258,000 for the year ended December 31, 2003. This decrease in non-interest income was primarily due to a lower demand in mortgage loan origination, in particular mortgage re-financing, along with the closing of our mortgage loan division. Management closed the mortgage loan department in 2004 due to lack of profitability and volume. The Bank, however, continues to accept and originate mortgage loan requests through an affiliated service with Prime Home Mortgage, Inc. In light of the lack of profitability of the mortgage loan division and the affiliation with Prime Home Mortgage, management does not believe that the closing of the mortgage loan department will affect the current trends in non-interest income.

     Total non-interest expense for the year ended December 31, 2004 was $2,513,000 as compared to $1,675,000 for the same period in 2003. Salaries and benefits, the largest component of non-interest expense, totaled $1,165,000 for the year ended December 31, 2004, compared to $891,000 for the same period a year ago. Salary and benefits expense increased primarily due to the increase in full time equivalent employees from fourteen at December 31, 2003 to twenty-one at December 31, 2004 as well as annual salary increases and replacement of senior management positions. The net gain of seven full-time equivalents was the result of ten new employees hired by the Bank less three positions eliminated in connection with closing the mortgage division. The Bank added three tellers, two loan operation staff, two deposit operation staff, one commercial lender, one loan collector, and one customer service representative. None of these employee changes were made as a condition of the Formal Agreement. Occupancy totaled $307,000 for the year ended December 31, 2004, compared to $267,000 for the same period a year ago. Occupancy expense increased primarily due to the Bank's re-location in August 2004 of its banking and mortgage operations housed in two separate leased facilities to its newly constructed main office building at 807 Dorsey Street. Accordingly, the Bank incurred higher utility, maintenance, and depreciation costs associated with the move into a larger facility. Professional fees totaled $267,000 for the year ended December 31, 2004, compared to $140,000 for 2003. Professional fees increased primarily due to an $89,000 increase in outside service fees stemming from credit review services as well as placement fees for the recruitment and replacement of key personnel. Other non-interest expenses were $775,000 for the year ended December 31, 2004 as compared to $377,000 for the year ended

December 31, 2003. This increase is due primarily to expenses of $263,000 related to the acquisition, maintenance and sale of foreclosed and repossessed property. In addition, the Bank incurred $28,000 in losses on the disposal of assets whose service was limited to operations in the Bank's former leased facilities.

INCOME TAXES

     For the year ended December 31, 2004, the Company's net income reflected a tax expense of $665,000 of which $650,000 was a reversal of a tax benefit recognized at the end of 2003. Prior to 2003, the Company did not recognize a deferred tax asset as the ultimate realization of these assets were in doubt as the Company had not reported a consistent level of earnings which would support the recognition of the deferred tax asset. As of December 31, 2003, the Company had generated nine consecutive months of net income primarily from core earnings, which, at that time, management believed was indicative of the Company's ability to continue to generate taxable income and allowed the recognition of the deferred tax asset. However, during 2004 when it became apparent that the Company would not continue to generate taxable income at a consistent level, the tax benefit recognized in 2003 had to be reversed and recorded against current 2004 earnings.

FINANCIAL CONDITION

     Total assets decreased $7,596,000, or 14% from December 31, 2003 to December 31, 2004. The primary source of reduction was in net loans, which decreased $15,296,000 or 32%, during the year ended December 31, 2004. The Bank anticipates continued decline in the loan portfolio during 2005 with the replacement of run-off and problem loans coupled with limited and flat loan growth for the year as part of the management's overall restructuring of the Bank. This decline is intended by management to address the Bank's credit quality issues, but was not required by the Formal Agreement. Investment securities available-for-sale increased $2,604,000 from December 31, 2003 to $5,349,000 at December 31, 2004. Federal funds sold increased $2,936,000 from December 31, 2003 to $5,301,000 at December 31, 2004. Total deposits decreased $5,358,000, or 11% during 2004. The $5,358,000 decrease in deposits is also part of management's ongoing efforts to reduce the overall size of the Bank by matching deposit funding levels with loan balances and maturities. Management anticipates continued reduction in deposits over the next year. In addition, the Bank's local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying the highest and most attractive interest rates and terms. If needed, management believes it can raise the Bank's interest rates or match local deposit rates to attract new funds or retain existing deposits.

LOANS

     Gross loans totaled $32,292,000 at December 31, 2004, a decrease of $14,872,000 or 32% since December 31, 2003. This reduction is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the bank. Management anticipates that this effort will continue through-out 2005. Balances within the major loans receivable categories as of December 31, 2004 and December 31, 2003 are as follows (amounts are presented in thousands):

                                          2004              2003
                                        -------            -------
Commercial, financial and agricultural  $ 7,043       22%  $ 7,213       15%
Real estate - mortgage                   15,822       49%   19,222       41%
Real estate - construction                1,783        5%   10,671       23%
Consumer                                  7,644       24%   10,057       21%
                                        -------  --------  -------  --------
                                        $32,292      100%  $47,163      100%
                                        =======  ========  =======  ========

     As of December 31, 2004, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

                             Real Estate
                Commercial    Mortgage     Consumer       Total
               ------------  -----------  -----------  -----------
Within 1 year  $      4,806  $     7,006  $     2,312  $    14,124
1 to 5 years          2,237        8,020        5,143       15,400
Over 5 years              -          796          189          985
               ------------  -----------  -----------  -----------
   Totals      $      7,043  $    15,822  $     7,644  $    30,509
               ============  ===========  ===========  ===========

     As of December 31, 2004, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

                 Fixed Interest   Variable Interest
                      Rates             Rates             Total
                 ---------------  ------------------  -------------
Commercial
   1 to 5 years  $         1,610  $              627  $       2,237
   Over 5 years                -                   -              -
Real estate
   1 to 5 years            6,220               1,800          8,020
   Over 5 years                2                 794            796
Consumer
   1 to 5 years            5,143                   -          5,143
   Over 5 years              189                   -            189

     As of December 31, 2004, total criticized and classified loans were $8,627,000 or 27% of total gross loans. Reserves allocated for these loans totaled $773,117 or 78% of the total loan loss allowance. These totals once again reflect the overall decline in credit quality at the Bank during 2004. In addition, the totals also represent the credit practices and underwriting in place prior to the replacement of senior management. The outstanding balances at December 31, 2004 for classified and criticized loans in the indicated loan types were as follows (amounts are presented in thousands):

                                          Real Estate
                              Commercial    Mortgage    Consumer     Total
                              -----------  ----------  ----------  ----------
Criticized - Special Mention  $     1,573       3,513         251       5,337
Classified - Substandard              280       2,795         178       3,253
Classified - Doubtful                  31           -           6          37
                              -----------  ----------  ----------  ----------
Totals                        $     1,884       6,308         435       8,627
                              ===========  ==========  ==========  ==========

INVESTMENT SECURITIES

     Investment securities available-for-sale increased to $5,349,000 at December 31, 2004 from $2,745,000 at December 31, 2003. This increase was primarily the result of excess funds created from the slow down in loan growth and the Company's intent to restructure the Bank and not to re-finance particular loans. All of the Bank's marketable investment securities were designated as available-for-sale at December 31, 2004 and 2003.

     The following table presents the investments by category at December 31, 2004 and 2003 (amounts are presented in thousands):

                                                    2004                    2003
                                          -----------------------  ----------------------
                                           Amortized    Estimated   Amortized   Estimated
                                             Cost      Fair Value     Cost     Fair Value
                                          -----------  ----------  ----------  ----------

U.S. Government agencies and  treasuries  $     1,499       1,485       1,498       1,494
Mortgage-backed securities                      3,887       3,864       1,253       1,251
                                          -----------  ----------  ----------  ----------
                                          $     5,386       5,349       2,751       2,745
                                          ===========  ==========  ==========  ==========

     The following table presents the expected maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented as of December 31, 2004 (amounts are presented in thousands):

                                  U.S.      Weighted    Mortgage      Weighted
                               Government    Average     Backed       Average
                                Agencies     Yields    Securities      Yields
                               -----------  ---------  -----------  ------------
3 Months or Less               $     1,000      3.29%  $         -           N/A
After 3 Months through 1 Year  $         -       N/A   $       725         3.27%
After 1 through 5 years        $       499      2.36%  $     2,177         3.20%
Over 5 years                   $         -       N/A   $       985         3.55%

DEPOSITS

     At December 31, 2004, total deposits decreased by $5,358,000, or 11%, from December 31, 2003. Demand deposits (interest bearing and non-interest bearing) increased $461,000, or 18%, during 2004 whereas time deposits decreased $4,758,000, or 12%, during the same time period.

     Balances within the major deposit categories as of December 31, 2004 and December 31, 2003 are as follows (amounts are presented in thousands):

                                             2004     2003
                                            -------  -------
Non-interest-bearing demand deposits        $ 2,325  $ 2,242
Interest-bearing demand deposits                735      357
Savings deposits                              4,205    5,266
Time deposits                                26,038   28,676
Time deposits over $100,000                  10,424   12,544
                                            -------  -------
                                            $43,727  $49,085
                                            =======  =======

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2004 are summarized as follows (amounts are presented in thousands):

Within 3 months                  $ 2,097
After 3 through 6 months           3,618
After 6 through 12 months          2,626
After 12 months                    2,083
                                 -------

Total                            $10,424
                                 =======

CAPITAL  RESOURCES

     Total shareholders' equity decreased from $6,477,000 at December 31, 2003 to $3,918,000 at December 31, 2004. This decrease was attributable to a net loss of $2,890,000, $2,275,000 of which was provisions for loan losses and $650,000 of which was the reversal of a tax benefit recognized at the end of 2003 that was expensed against 2004 earnings.

     Bank holding companies and their banking subsidiaries are required by banking regulators to meet specific minimum levels of capital adequacy, which are expressed in the form of ratios. Capital is separated into Tier 1 Capital (essentially common shareholders' equity less intangible assets) and Tier 2 Capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide for the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 Capital to risk-weighted assets must be at least 4.0% and the ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets must be at least 8.0%.

     Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

     The following table summarizes the Bank's risk-based capital ratios at December 31, 2004:

Tier 1 Capital (to risk-weighted assets)        11.3%
Total Capital (to risk-weighted assets)         12.6%
Tier 1 Capital (to total average assets)         7.8%

     Under the terms of the Formal Agreement with the OCC, we are required to maintain capital ratios of Total Capital (to risk-weighted assets) of 12.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 8.0%. By March 31, 2005, we will be required to maintain capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%.

     Due to additional provisions to the allowance for loan losses during the fourth quarter of 2004 that management felt was appropriate, our Tier 1 Capital ratio to total average assets fell 0.2% below the ratio required by the Agreement. The OCC was informed of this deficiency. In March 2004 directors of the Company exercised options and warrants at a $10.00 exercise price to provide additional capital. The Company intends to offer additional shares of it common stock in a rights offering during 2005 to raise additional capital.

LIQUIDITY

     The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds.
To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements.

     Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans depends on the economic conditions in Hall County and surrounding areas.

     The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $3,900,000. No amounts were advanced on these lines at December 31, 2004.

     Cash and cash equivalents as of December 31, 2004 increased $2,622,000 from December 31, 2003. Cash provided by operating activities totaled $954,000 in 2004, including $2,275,000 from provisions for loan losses. Outflows to financing activities totaled $5,007,000, which were attributable to net decreases in deposits of $5,358,000 while financing activities resulting from the issuance of common stock provided the Company cash proceeds in the amount of $351,412. If the decline in deposits continues, management believes it can raise the Bank's interest rates or match local rates to attract new funds or retain existing deposit balances. Management also believes the Bank can offer new products to obtain or replace run-off of deposits to maintain funding levels.

     During 2004, investing activities provided $6,675,000 to cash and cash equivalents. A decrease in net loans provided approximately $10,938,000, while maturities, calls and principal pay-downs of investment securities available-for-sale provided another $1,375,000. Cash from investing activities was used for $4,024,000 in purchases of investment securities available-for-sale and for $1,655,000 in construction costs of the Bank's new main office facility.

OFF BALANCE SHEET ARRANGEMENTS

     We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

     Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include unimproved and improved real estate, certificates of deposit or personal property.

     The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2004:

Commitments to extend credit              $ 1,314,000
Standby letters of credit                 $   130,000

     With the completion of the Bank's new Main Office facility in September 2004, all contractual obligations for architectural and construction services were satisfied and paid-in-full.

INFLATION

     Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity gap position, by periodically reviewing and adjusting our pricing of services to consider current costs and through managing our level of net income relative to our dividend payout policy.

SELECTED RATIOS

     The following table sets out specified ratios of the Company for the years indicated.

                                    2004     2003
                                  --------  ------
Net (loss) earnings to:
   Average stockholders' equity   (55.45)%  20.94%
   Average assets                  (5.17)%   2.00%
Dividends to net (loss) earnings       -        -
Average equity to average assets    9.33%    9.54%

RECENT  ACCOUNTING  PRONOUNCEMENTS

     Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM  7.     FINANCIAL  STATEMENTS

     The following financial statements are included as Exhibit 99.1, and are incorporated herein by reference:

     -    Report of Independent Registered Public Accounting Firm;

     -    Consolidated Balance Sheets;

     -    Consolidated Statements of Operations;

     -    Consolidated Statements of Comprehensive Income (Loss);

     -    Consolidated Statements of Changes in Stockholders' Equity;

     -    Consolidated Statements of Cash Flows; and

     -    Notes to Consolidated Financial Statements.

     The Report of Independent Registered Public Accounting Firm for the consolidated financial statements as of December 31, 2003 and 2002 is included as Exhibit 99.2, and is incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
            DISCLOSURE.

     Not applicable.

ITEM 8A.     CONTROLS AND PROCEDURES.

     As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     The Company's Board of Directors consists of 13 members and is divided into three classes. Each class of directors serves a staggered three-year term. The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of the director's successor. The following table shows for each director: (a) his or her name; (b) his or her age at December 31, 2004; (c) how long he or she has been a director of the Company; (d) his or her position(s) with the Company, other than as a director; and (e) his or her principal occupation and business experience. Unless otherwise indicated, each director has served continuously in his or her current occupation for the past five years. Each of the directors listed below is also a director of the National Bank of Gainesville.

                                DIRECTOR                  POSITION WITH THE COMPANY
NAME (AGE)                       SINCE                     AND BUSINESS EXPERIENCE
----------                      --------                  -------------------------
CLASS I DIRECTORS:
(TERM EXPIRING 2007)

Dr. John C. McHugh (49)           2002    Urologist at Northeast Georgia Urologic Associates,
                                          PC.

Ann M. Palmour* (67)              2000    Chairman of the Company; Owner of Palmour
                                          Properties (a real estate development company).

Albert F. Satterwhite (59)        2004    President and Chief Executive Officer of the Company
                                          and the Bank since 2004; Previously, Senior Vice
                                          President of Branch Bank and Trust Company in
                                          Macon, Georgia from 2000 until 2004.

Dr. Wendell A. Turner (47)        2001    Medical doctor, Lanier OB-GYN Associates.


                                DIRECTOR                  POSITION WITH THE COMPANY
NAME (AGE)                       SINCE                     AND BUSINESS EXPERIENCE
----------                      --------                  -------------------------

CLASS II DIRECTORS:
(Term Expiring 2005)

Paula M. Allen (65)               2000    Principal of Allen & Associates, Inc. (a real estate
                                          investment and management company).

J. Darwin Allison, Jr. **(48)     2000    Vice-Chairman of the Company; President and CEO of
                                          A-1 Vaccinating, Inc. (a poultry vaccinating company).

Shelley Palmour Anderson* (39)    2000    Treasurer of the Company; Agent for State Farm
                                          Insurance Agency.

R. Allen Smith (65)               2004    Interim President and Chief Executive Officer of the
                                          Company During 2004; Previously, retired.

Dr. Roger P. Martin **(60)        2001    Medical doctor and senior partner and founder of
                                          Lanier OB-GYN Associates.

CLASS III DIRECTORS:
(Term Expiring 2006)

Kathy L. Cooper  (42)             2000    Secretary of the Company; President of Cooper Family
                                          Enterprises (owns and operates two poultry operations,
                                          a cattle farm, a Christmas tree farm/trim shop, a grading
                                          company, several rental properties); Associate Broker
                                          with Southern Heritage Land Co.

Anne L. Davenport **(43)          2000    Vice President of Matthews Printing Company.

Lanny W. Dunagan (52)             2002    Sole owner of Lanny Dunagan's Welding Service.

Gilbert T. Jones, Sr. (66)        2000    Retired; sole owner of Great Southern Resource &
                                          Investment, Inc. (a development and construction
                                          company).

__________________________________
*    Ann M. Palmour is the mother of Shelley Palmour Anderson.
**   The director resigned from the Board of Directors of the Company at the end of March 2005.

EXECUTIVE OFFICERS & SIGNIFICANT EMPLOYEES

     The following table shows for each executive officer and significant employee of the Company: (a) his name; (b) his age at December 31, 2004; (c) how long he has been an officer or significant employee of the Company; (d) his positions with the Company and the Bank; and (e) his principal occupation for the last five years:

                              HELD
                            POSITION                   POSITION WITH THE COMPANY
NAME (AGE)                   SINCE                      AND BUSINESS EXPERIENCE
----------                  --------                    -----------------------
EXECUTIVE OFFICERS:

Albert F. Satterwhite (59)    2004    President and Chief Executive Officer of the Company and
                                      the Bank; Previously, Senior Vice President of Branch Bank
                                      and Trust Company in Macon, Georgia from 2000 until
                                      2004; President of United Bank in Griffin, Georgia in 1999;
                                      Community Bank President and Chief Executive Officer of
                                      Union Planters Bank of Southern Mississippi from 1996
                                      until 1999; President and Chief Executive Officer of
                                      BankSouth from 1992 to 1996; Division Vice President of
                                      BankSouth from 1985 until 1992; President and Chief
                                      Executive Officer of International City Bank from 1983 to
                                      1985; and President and Chief Executive Officer of Citizens
                                      First National Bank of Crystal River from 1981 to 1983.

W. Bryan Hendrix (42)         2004    Chief Financial Officer of the Company and the Bank;
                                      Previously, First Vice President and Controller of
                                      Gainesville Bank & Trust in Gainesville, Georgia from
                                      1996 until 2004; Vice-President and Audit Manager of First
                                      National Bancorp, Inc. from 1984 to 1996.

SIGNIFICANT EMPLOYEE:

Michael C. Lynch (32)         2004    Senior Vice President and Senior Lender of the Company
                                      and the Bank;  Previously Vice President of Branch Bank
                                      and Trust from 1999 to 2004, during which time Mr. Lynch
                                      served as Regional Credit Officer, Small Business Loan
                                      Administrator and Commercial Lender.  From 1995 to 1999,
                                      Mr. Lynch was employed with Wachovia Bank, N.A., where
                                      he served as Branch Manager and Commercial Lender.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, based solely on a review of the copies of these reports furnished to the Company, all of our directors and executive officers, except as noted, complied with all applicable Section 16(a) filing requirements during 2003. R. Allen Smith filed one late report reporting his initial ownership due to a delay in obtaining filing codes.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years 2004, 2003 and 2003 for all individuals serving as the Company's Chief Executive Officer during 2004. No other executive officers received a combined payment of salary and bonus in excess of $100,000 for services rendered to the Company during 2004.

SUMMARY COMPENSATION TABLE

                                     Annual             Long Term
                                   Compensation      Compensation Awards
                               -------------------   -------------------
                                                     Number of Securities    All Other
Name and Position       Year  Salary ($)  Bonus ($)   Underlying Options  Compensation ($)
----------------------  ----  ----------  ---------  --------------------  ----------------
Gary H. Anderson,       2004      38,867         --                    --          45,021 1
Former President        2003     136,963         --              12,000 2             768 3
   and CEO              2002     105,000         --                    --           2,209 3

Albert F. Satterwhite,  2004      80,917         --                    --             384 3
President and CEO       2003          --         --                    --                --
                        2002          --         --                    --                --

R. Allen Smith,         2004      73,532         --                27,500                --
Interim President       2003          --         --                    --                --
   and CEO              2002          --         --                    --                --

1 Represents a $44,765 severance payment to Mr. Anderson, including the payment of approximately $11,190 related to accrued but unused vacation, and $256 in life insurance premiums.

2 Upon Mr. Anderson's resignation, the options reflected above were forfeited.

3    Represents life insurance premiums.

     We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure of the Securities and Exchange Commission's regulations.

     For 2005, we have agreed to pay a base salary of $130,000 and $110,000, respectively to Messrs. Satterwhite and Hendrix.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides details regarding the stock options granted in 2004 to the executive officers named in the summary compensation table. The options described below vest in one-third annual increments beginning on December 16, 2005.

                                               Percentage of Total Options    Exercise
                       Securities Underlying       Granted to Employees        Price     Expiration
Name                     Option Grants (#)           During 2004 (%)         ($/share)      Date
---------------------  ----------------------  ----------------------------  ----------  ----------
Gary H. Anderson                           --                            --          --          --

Albert F. Satterwhite                      --                            --          --          --

R. Allen Smith                         27,500                         100 %  $    10.00  12/16/2014

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information as of December 31, 2004 concerning stock options held by the executive officers named in the summary compensation table. The named executive officers did not exercise any options to purchase common stock of the Company during 2004. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

                                                       Number of Securities      Value of Unexercised In-the
                                                      Underlying Unexercised          Money Options at
                                                   Options at December 31, 2004      December 31, 2004
                                                   ----------------------------  ---------------------------
                          Shares
                       Acquired on     Value
Name                   Exercise (#)  Realized ($)   Exercisable  Unexercisable   Exercisable  Unexercisable
---------------------  ------------  ------------  ------------  --------------  -----------  -------------
Gary H. Anderson                 --            --            --              --           --             --

Albert F. Satterwhite            --            --            --              --           --             --

R. Allen Smith                   --            --            --          27,500           --             --

     There is no active trading market for the Company's common stock. The in-the-money value of the options was based on a value equal to $10.00 per share, which is the latest trade known to management. Since the exercise price of the options is $10.00 per share, the options are not in-the-money.

EMPLOYMENT AGREEMENTS

     On August 22, 2000, the Company entered into an employment agreement with Mr. Anderson regarding his employment as the President and Chief Executive Officer of the Company. On April 6, 2004, Mr. Anderson resigned from his positions with the Company. Upon Mr. Anderson's resignation, the employment agreement was terminated. Under the terms of his employment agreement, Mr. Anderson's annual salary for 2004 was set at $136,963. Additionally, during 2003, Mr. Anderson received stock options to purchase 12,000 shares of the Company's common stock at $12.00 per share, a car allowance of $500 per month and other customary benefits commensurate with his position and responsibilities. As a result of Mr. Anderson's resignation, the stock options awarded to Mr. Anderson in 2003 expired without becoming exercisable.

     As a result of Mr. Anderson's resignation, he was not entitled to any severance payment under the terms of the employment agreement. However, in consideration of the contributions that Mr. Anderson made to the Company and The National Bank of Gainesville since their organization, the Company agreed to a lump sum payment to Mr. Anderson of approximately $44,765, which included the payment of approximately $11,190 related to accrued but unused vacation.

     The Company has not entered into employment agreements with Messrs. Satterwhite or Hendrix.

COMPENSATION OF DIRECTORS

     The directors of the Company and the Bank are not separately compensated for their services, and may not be compensated until the net profits of the Company and the Bank exceed the Company's net losses since inception on a cumulative basis. In the future, we may adopt a director compensation policy that conforms to applicable law.

STOCK OPTION PLAN

     During 2003, our shareholders approved a stock option plan whereby NBOG may grant options to acquire up to 125,000 shares of NBOG common stock. The plan permits our board of directors to grant incentive stock options and non-qualified stock options to eligible persons on an individual basis. Our board may determine the number of shares of common stock to be covered by each option, the exercise price and the limitations applicable to the exercise of each option.

ORGANIZER WARRANTS

     Ann M. Palmour, Paula M. Allen, J. Darwin Allison, Jr., Shelley Palmour Anderson, Kathy L. Cooper, Anne L. Davenport, Gilbert T. Jones, Sr. and Gary H. Anderson (the "Organizers") made personal guarantees regarding our pre-opening loan. In recognition of the risk of loss to the Organizers of their initial equity investment and their guarantee of our pre-opening loan, and as an incentive for them to serve as directors, we granted one warrant for each share purchased by our Organizers in our initial public offering. Each warrant entitles the Organizer to purchase an additional share of NBOG common stock at $10.00 per share, and expires on March 25, 2012. The warrants vest in one-third annual increments, with the final installment vesting on March 25, 2005.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 1, 2005 by (a) each director and executive officer named in the Summary Compensation Table and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Other than the directors and executive officers listed below, we are unaware of any holder of more than 5% of the Company's common stock.

Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of March 1, 2005.

                                            WARRANTS       TOTAL
                                           AND OPTIONS     NUMBER
                                           EXERCISABLE   OF SHARES
                                 NUMBER      WITHIN     BENEFICIALLY  PERCENT
NAME                            OF SHARES    60 DAYS       OWNED      OF CLASS              NATURE OF OWNERSHIP
------------------------------  ---------  -----------  ------------  --------  --------------------------------------------

DIRECTORS AND NAMED
EXECUTIVE OFFICERS

Paula M. Allen                     21,667       10,833        32,500       3.9

J. Darwin Allison, Jr.+            24,166       20,000        44,166       5.3

Shelley Palmour Anderson           14,266       10,100        24,366       2.9

Kathy L. Cooper                    14,666       10,000        24,666       3.0  Includes 500 shares held in an IRA for the
                                                                                benefit of Ms. Cooper's spouse.

Anne L. Davenport+                 14,466       10,100        24,566       3.0  Includes 200 shares as custodian for Ms.
                                                                                Davenport's children.

Lanny W. Dunagan                   27,182        6,667        33,849       4.1

Gilbert T. Jones, Sr.              35,466       30,800        66,266       7.8  Includes 500 shares held as custodian for
                                                                                Mr. Jones' grandchildren.

Roger P. Martin+                   47,267       30,600        77,867       9.1  Includes 30,600 shares held by Lanier OB-
                                                                                GYN Associates Profit Sharing Trust for the
                                                                                benefit of Dr. Martin and 12,500 shares held
                                                                                by Wahoo Calc, LLC.

John C. McHugh                     34,166       10,000        44,166       5.3

Ann M. Palmour                     35,590       20,036        55,626       6.6

Albert F. Satterwhite               8,333            0         8,333       1.0

R. Allen Smith                      8,434            0         8,434       1.0

Wendell A. Turner                  42,600       40,600        83,200       9.6  Includes 42,600 shares held by Lanier OB-
                                                                                GYN Associates Profit Sharing Trust for the
                                                                                benefit of Dr. Turner.
OTHER NAMED EXECUTIVE
OFFICERS

Gary M. Anderson                   20,000       13,333        33,333       4.0

ALL DIRECTORS AND CURRENT         332,435      199,736       532,171      52.1
EXECUTIVE OFFICERS AS A GROUP
(14 PERSONS)

+     The director resigned at the end of March 2005.

     The table below sets forth information regarding shares of the Company's common stock authorized for issuance under the following the Company equity compensation plans or agreements:

     -    the NBOG Bancorporation, Inc. 2003 Stock Incentive Plan;

     - the NBOG Bancorporation, Inc. Non-qualified Stock Option Agreement with John Thompson;

     - the NBOG Bancorporation, Inc. Non-qualified Stock Option Agreement with R. Allen Smith and

     - NBOG Bancorporation Warrant Agreements with certain directors of the Company.

     The Stock Incentive Plan was approved by shareholders on May 29, 2003.
None of the other equity compensation plans or agreements listed above have been approved by the Company's shareholders. Each of those plans or agreements is described below.

                                                                                       Number of securities
                                                                                        remaining available
                                                                                        for future issuance
                                                                                         under the equity
                                           Number of securities                         compensation plans
                                            to be issued upon      Weighted-average      (excluding shares
                                               exercise of        exercise price of         subject to
                                           outstanding options   outstanding options   outstanding options)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                         60,000  $       10.00                 65,000

Equity compensation plans not approved by
security holders                                        228,236  $       10.00                      -

Total

     NON-QUALIFIED STOCK OPTION AGREEMENT WITH JOHN THOMPSON. On December 13, 2001, Mr. Thompson, a former officer of the bank, was granted an option to purchase 1,000 shares of the Company's common stock at an exercise price of $10.00 per share. The option is fully vested and expires on October 31, 2005 if not exercised.

     NON-QUALIFIED STOCK OPTION AGREEMENT WITH R. ALLEN SMITH. On December 16, 2004, Mr. Smith was granted an option to purchase 27,500 shares of the Company's common stock at an exercise price of $10.00 per share. The option vest in three equal annual installments, with the first portion vesting on the first anniversary of the grant date. The option expires on December 16, 2014 if not exercised.

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

ITEM  13.  EXHIBITS  LIST.

Exhibit
Number     Description
------     -----------

3.1        Articles of Incorporation of NBOG Bancorporation, Inc.
               Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2        Bylaws of NBOG Bancorporation, Inc. Incorporated by reference to
               Exhibit 3(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

4.1        See Exhibits 3.1 and 3.2 for provisions of the Articles of
               Incorporation and Bylaws defining the rights of shareholders.

4.2        Form of common stock certificate of NBOG Bancorporation, Inc.
               Incorporated by reference to Exhibit 4(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1*      Employment Agreement dated August 22, 2000, among The National
               Bank of Gainesville (in organization), NBOG Bancorporation, Inc. and Gary H. Anderson. Incorporated by reference to Exhibit 10(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.2*      NBOG Bancorporation, Inc.'s 2003 Stock Incentive Plan.
               Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.3*      Form of Incentive Stock Option Award. Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.4*      Form of Nonqualified Stock Option Award. Incorporated by
               reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.5*      Form of NBOG Bancorporation, Inc. Organizer's Warrant Agreement.
               Incorporated by reference to Exhibit 10(iv) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.6       Agreement by and between The National Bank of Gainesville and the
               Office of the Comptroller of the Currency, dated August 18, 2004.

21         Subsidiaries of NBOG Bancorporation, Inc. Incorporated by
               reference to Exhibit 21 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

23.1       Consent of Porter Keadle Moore, LLP

24         Power of Attorney (contained in Signature Page).

31.1       Certification of Principal Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Principal Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

32.1       Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1

99.1       Audited Financial Statements

99.2       Report of Independent Registered Public Accounting Firm

_____________________
*Indicates management contract or compensatory plan or arrangement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2004 and 2003 by McNair, McLemore, Middlebrooks & Co., LLP.

                     2004     2003
                    -------  ------

Audit Fees (1)      $40,991   - 0 -
Audit-Related Fees    - 0 -   - 0 -
Tax Fees (2)          3,871   - 0 -
All Other Fees        - 0 -   - 0 -
    Total Fees      $44,862  $- 0 -

1 Represents fees related to the audit and quarterly reviews of consolidated financial statements of the Company and review of regulatory filings.

2 Represents fees related to tax compliance, tax advice and tax planning service.

     All of the services provided by the independent accountants were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent accountants and may not engage them to perform any prohibited non-audit services. The Audit Committee has determined that the rendering of non-audit professional services, as identified above, is compatible with maintaining the independence of the Company's auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NBOG BANCORPORATION, INC.

                                          By:   /s/ Albert F. Satterwhite
                                          --------------------------------------
                                          Albert F. Satterwhite,
                                          Chief Executive Officer

                                          Date:  March 30, 2005


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Albert F. Satterwhite and W. Bryan Hendrix, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of NBOG Bancorporation and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                  DATE
        ---------                        -----                  ----

/s/ R. Allen Smith            Chairman and Director        March 30, 2005
----------------------------
R. Allen Smith

/s/ Ann M. Palmour
----------------------------
Ann M. Palmour                Vice-Chairman and Director   March 30, 2005

/s/ Albert F. Satterwhite            Director and
----------------------------  Principal Executive Officer  March 30, 2005
Albert F. Satterwhite

/s/ W. Bryan Hendrix             Principal Financial and
----------------------------       Accounting Officer      March 30, 2005
W. Bryan Hendrix


----------------------------
Paula M. Allen                           Director


----------------------------
Shelley Palmour Anderson                 Director

        SIGNATURE                        TITLE                  DATE
        ---------                        -----                  ----

/s/ Kathy L. Cooper
----------------------------
Kathy L. Cooper                          Director          March 30, 2005


----------------------------
Lanny W. Dunagan                         Director

/s/ Gilbert F. Jones, Sr.
----------------------------
Gilbert T. Jones, Sr.                    Director          March 30, 2005

/s/ Dr. John C. McHugh
----------------------------
Dr. John C. McHugh                       Director          March 30, 2005

/s/ Dr. Wendell A. Turner
----------------------------
Dr. Wendell A. Turner                    Director          March 30, 2005

                                  EXHIBIT INDEX

Exhibit
 Number          Description
---------        -----------

3.1        Articles of Incorporation of NBOG Bancorporation, Inc.
               Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2        Bylaws of NBOG Bancorporation, Inc. Incorporated by reference to
               Exhibit 3(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

4.1        See Exhibits 3.1 and 3.2 for provisions of the Articles of
               Incorporation and Bylaws defining the rights of shareholders.

4.2        Form of common stock certificate of NBOG Bancorporation, Inc.
               Incorporated by reference to Exhibit 4(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1*       Employment Agreement dated August 22, 2000, among The National
               Bank of Gainesville (in organization), NBOG Bancorporation, Inc. and Gary H. Anderson. Incorporated by reference to Exhibit 10(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.2*       NBOG Bancorporation, Inc.'s 2003 Stock Incentive Plan.
               Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.3*       Form of Incentive Stock Option Award. Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.4*       Form of Nonqualified Stock Option Award. Incorporated by
               reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.5*       Form of NBOG Bancorporation, Inc. Organizer's Warrant Agreement.
               Incorporated by reference to Exhibit 10(iv) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.6       Agreement by and between The National Bank of Gainesville and the
               Office of the Comptroller of the Currency, dated August 18, 2004.


21         Subsidiaries of NBOG Bancorporation, Inc. Incorporated by
               reference to Exhibit 21 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

23.1       COnsent of Porter Keadle Moore, LLP

24         Power of Attorney (contained in Signature Page).

31.1       Certification of Principal Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Principal Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

32.1       Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1       Audited Financial Statements

99.2       Report of Independent Accounting Firm

_____________________
*Indicates management contract or compensatory plan or arrangement.