Form 10QSB
period 2005-03-31
NBOG BANCORPORATION INC
filed 2005-05-16
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)	FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
_____________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

868,198 shares of common stock, no par value, were issued and outstanding on March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$1,174,708	$1,125,521
Federal Funds Sold	2,902,000	5,301,000

	4,076,708	6,426,521

Investment Securities Available for Sale, at Fair Value	6,033,748	5,348,728

Other Investments	213,050	234,850

Loans	29,575,995	32,291,811
Allowance for Loan Losses	(1,086,668)	(989,852)

	28,489,327	31,301,959

Premises and Equipment	2,433,358	2,464,768

Other Real Estate	1,506,853	1,905,053

Other Assets	480,574	329,640

Total Assets	$43,233,618	$48,011,519

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004
	(Unaudited)

Deposits
Noninterest-Bearing	$2,724,919	$2,325,228
Interest-Bearing	36,217,720	41,401,631

	38,942,639	43,726,859

Other Liabilities	227,080	366,640

Stockholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares
Authorized; No Shares Issued and Outstanding	-	-
Common Stock, No Par Value; 50,000,000 Shares
Authorized; 868,198 and 805,389 Shares Issued and Outstanding in 2005 and 2004, Respectively	8,089,242	7,527,820
Accumulated Deficit	(3,955,000)	(3,585,102)
Accumulated Other Comprehensive Loss	(70,343)	(24,698)

	4,063,899	3,918,020

Total Liabilities and Stockholders’ Equity	$43,233,618	$48,011,519

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2005	2004
Interest Income
Loans, Including Fees	$643,504	$998,051
Investments	54,189	18,615
Federal Funds Sold	20,814	10,305

	718,507	1,026,971

Interest Expense
Deposits	231,287	310,364

Net Interest Income	487,220	716,607

Provision for Loan Losses	225,000	284,104

Net Interest Income After Provision for Loan Losses	262,220	432,503

Noninterest Income
Service Charges and Fees on Deposits	9,865	18,947
Gain on Sale or Call of Investment Securities	-	211
Mortgage Origination and Processing Fees	669	25,942
Other	6,961	4,342

	17,495	49,442

Noninterest Expenses
Salaries and Employee Benefits	304,723	242,285
Occupancy and Equipment	98,028	71,231
Professional Fees	51,469	28,816
Other	195,392	170,004

	649,612	512,336

Loss Before Income Taxes	(369,897)	(30,391)

Provision for Income Taxes	-	-

Net Loss	$(369,897)	$(30,391)

Basic Loss Per Share	$(.45)	$(.04)

Weighted Average Shares Outstanding	820,423	746,978

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2005	2004

Net Loss	$(369,897)	$(30,391)

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(45,647)	14,012
Reclassification Adjustment	-	(139)

Unrealized Gains (Losses) on Securities	(45,647)	13,873

Comprehensive Loss	$(415,544)	$(16,518)

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2005	2004
Cash Flows from Operating Activities
Net Loss	$(369,897)	$(30,391)
Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities
Provision for Loan Losses	225,000	284,104
Depreciation, Amortization and Accretion	60,989	35,809
Gain on Sale or Call of Investment
Securities Available for Sale	-	(211)
Gain on Sale of Other Real Estate	(2,712)	-
Change In
Other Assets	(132,469)	10,601
Other Liabilities	(139,562)	144,751

	(358,651)	444,663

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(994,796)	(1,001,406)
Proceeds from Maturities, Calls and Pay-downs of
Investment Securities Available for Sale	235,787	1,069,755
Proceeds from the Sale of Other Investments	21,800	-
Net Change in Loans	2,391,432	(2,119,558)
Proceeds from the Sale of Other Real Estate	597,112	-
Purchases of Premises and Equipment,
Including Construction in Progress	(19,699)	(136,379)

	2,231,636	(2,187,588)

Cash Flows from Financing Activities
Net Change in Deposits	(4,784,220)	4,219,052
Proceeds from the Issuance of Common Stock	561,422	1,000

	(4,222,798)	4,220,052

Net Increase (Decrease) in Cash and Cash Equivalents	(2,349,813)	2,477,127

Cash and Cash Equivalents, Beginning	6,426,521	3,804,912

Cash and Cash Equivalents, Ending	$4,076,708	$6,282,039

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1-Basis of Presentation

NBOG Bancorporation, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of The National Bank of Gainesville (the Bank), which operates in the Gainesville, Georgia area.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB.

Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under ABP 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in APB 25. As of March 31, 2005 and 2004, the Company’s options had no pro-forma effect to net earnings reported as there were no options that vested in the reporting period.

Note 2 - Critical Accounting Policies and Estimates
The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

The Company believes that the provision and allowance for loan losses and income taxes are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the provision for allowance for loan losses and income taxes for a description of the Company’s processes and methodology for determining the allowance for loan losses and income taxes.

Note 3 - Net Income (Loss) Per Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. For both 2005 and 2004, there were no common stock equivalents as the strike price equaled the market value of the stock during 2005 and 2004. No common stock equivalents were considered in 2004 as the effects of such would be anti-dilutive to the loss per share calculation.

Note 4 - Loans

Activity in the allowance for loan losses for the three months ended March 31, 2005 and the twelve months ended December 31, 2004 is summarized as follows:

	2005	2004

Beginning Balance	$989,852	$565,962
Provision Charged to Operations	225,000	2,274,749
Loan Charge-Offs	(154,686)	(2,048,216)
Loan Recoveries	26,502	197,357

Ending Balance	$1,086,668	$989,852

The following is a summary of risk elements in the loan portfolio for the three months ended March 31, 2005 and the twelve months ended December 31, 2004:

	2005	2004

Loans on Nonaccrual	$949,674	$1,730,107
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	1,631,048	1,973,253

Total Nonperforming Assets	$2,580,722	$3,703,360

Total Nonperforming Loans as a Percentage of Gross Loans	8.73%	11.47%

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. Interest income that would have been reported on the non-accrual loans totaled $15,614 for the three months ended March 31, 2005 and totaled $109,830 for the twelve months ended December 31, 2004.

Note 5 - Income Taxes

During the quarter ended June 30, 2004, the Company recorded a provision for income taxes of $649,757. In 2003, the Company had recorded a deferred tax asset for this amount in recognition of the tax timing difference that was expected to be recognized at a future date. This determination was based on the expectation that the Company’s earnings in future periods would be sufficient to recognize the associated tax benefit. During the quarter ended June 30, 2004, the Company discovered previously unanticipated credit issues that warranted a significant increase in the allowance for loan losses, negatively impacting the year-to-date and quarterly results. Due to the issues discovered, the future realizability of this asset is in question. The reserve will be maintained until such time that management believes the deferred tax asset can be recognized. No income tax provision has been recorded for the Company since June 30, 2004.

Note 6 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices, must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier 1 Capital to average assets.

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency (OCC), which outlines actions to be taken by the Bank to address concerns by the OCC. One provision of the agreement calls for the Bank to maintain a Total Capital (to risk-weighted assets) ratio of 14.0 percent and Tier 1 Capital (to average assets) ratio of 9.0 percent as of March 31, 2005. The Bank’s ratios of Total Capital to risk weighted assets and Tier 1 Capital to average assets at March 31, 2005 were 14.13% and 9.06%, respectively. The Bank also plans to maintain these capital ratios by raising additional capital through a stock rights offering. (See Note 7 below.)

Note 7 - Subsequent Event

The Company filed a rights offering with the Securities and Exchange Commission (SEC) on February 4, 2005 to sell 1,000,000 shares of common stock at a proposed price per unit of $6. On March 17, 2005, the Company’s board of directors approved to revise the number of shares and price per unit of the rights offering to 1,500,000 shares and $4 per unit, respectively. The amended registration statement for 1,493,301 shares at $4 per share was filed on April 28, 2005 for SEC review. The proceeds from the offering will be used to maintain the capital ratios required by the OCC and to support the continued growth of the Bank.

Note 8 - New Accounting Pronouncements

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123 (revised 2004) will be effective for the Company’s financial statements issued for the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123 (revised 2004) in the first quarter of 2006. The method for adoption of this statement is not expected to have a material impact to the Company’s financial condition. See Note 4 for SFAS 123 pro forma disclosures.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. At March 31, 2005, gross unrealized losses on available for sale securities were $106,580. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer, and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and the impact was not material to the Company’s financial condition, results of operations or cash flows as no loans were purchased in the first quarter of 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations. You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report, as well as with an understanding of our short operating history.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	the effects of future economic conditions;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
•	our ability to control costs, expenses, and loan delinquency rates; and
•
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

General

NBOG Bancorporation, Inc. (the “Company”) opened for business through its banking subsidiary, The National Bank of Gainesville (the “Bank”), on March 25, 2002.

The following discussion describes our results of operations through March 31, 2005 as compared to March 31, 2004 and also analyzes our financial condition as of the same periods. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Losses” section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this prospectus.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2004 included in the Company’s 2004 Form 10-KSB. Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank’s provision and allowance for loan losses and income taxes have been identified as critical accounting policies.

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

The evaluation of the adequacy of the provision for loan losses is based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan other than commercial loans (including letters of credit and unused commitments), where the loans are further divided by risk rating, and loss ratios are applied by risk rating, to determine estimated loss amounts. Categories of loans are real estate loans (including mortgage and construction), consumer loans and commercial loans.

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

Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the “Provision and Allowance for Loan Losses” section below.

Accounting for income taxes is another critical accounting policy because it requires significant estimates, assumptions, and judgments. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carry-forward periods. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is "more likely than not" that we will realize the tax benefit. As of December 31, 2003, the Company had generated nine consecutive months of net income primarily from core earnings, which, at that time, management believed was indicative of the Company’s ability to continue to generate taxable income and allowed the recognition of the deferred tax asset. However, during 2004 when it became apparent that the Company would not continue to generate taxable income at a consistent level, the tax benefit recognized in 2003 had to be reversed and recorded against 2004 earnings.

Formal Agreement

On August 18, 2004, the Bank entered a formal written agreement with the OCC, which set forth a series of actions necessary to correct identified weaknesses.

In connection with the Formal Agreement, and as a result of the identified weaknesses, our Board of Directors decided to replace the Bank’s executive officers, and hired a new President/Chief Executive Officer, Senior Lender and Chief Financial Officer. In addition, management has replaced the Bank’s entire lending staff. The new executive officers have extensive expertise in the commercial and consumer lending area and experience in the management and restructuring of a bank with credit deficiencies. We believe we are on schedule to meet all of the requirements of the Formal Agreement, and have made important strides in identifying and remedying the causes of the weaknesses.

The table below describes each requirement of the Formal Agreement with the OCC and the Bank’s corrective action or the current status and efforts to correct the issues identified in the Formal Agreement.

Requirement	Corrective Action/Status

Appoint a compliance committee to monitor the Bank’s compliance with the Formal Agreement.
The Bank established a compliance committee consisting of Directors Palmour, Dunagan, Anderson, and Turner in September 2004. The committee meets monthly to monitor compliance and reports monthly to the OCC.

Requirement	Corrective Action/Status

Obtain a permanent President and Senior Lender.	President Albert F. Satterwhite and Senior Lender Michael S. Lynch were hired by the Bank. Both have received final approvals, subject to the regulatory agencies’ authority to disapprove.

By September 30, 2004, achieve and maintain the following capital ratios:
• Total Capital at least equal to 12% of risk-weighted assets; and
• Tier 1 Capital at least equal to 8% of adjusted total assets.
At the end of January 2005, the Bank achieved and has since maintained Total Capital at least equal to 12% of risk-weighted assets and Tier 1 Capital at least equal to 8% of adjusted total assets.

By March 31, 2005, achieve and maintain the following capital ratios: • Total Capital at least equal to 14% of risk-weighted assets; and • Tier 1 Capital at least equal to 9% of adjusted total assets.	At the end of March 2005, the Bank achieved and has since maintained Total Capital at least equal to 14% of risk-weighted assets and Tier 1 Capital at least equal to 9% of adjusted total assets.

Develop, implement and thereafter ensure Bank adherence to a three-year capital program.	The Board of Directors has developed, and is in the process of implementing, a three-year capital program.

Revise the Bank’s written loan policy.
The Board of Directors has reviewed and revised the Bank’s written loan policy. This policy has been adopted and implemented by the Board and will be monitored for Bank adherence. A copy of the policy was forwarded to the OCC.

Employ a qualified consultant to perform an ongoing asset quality review of the Bank until such time as an ongoing internal asset quality review system is developed by the Board, implemented and demonstrated to be effective.
The Bank has entered into a two-year service agreement with Professional Bank Services (PBS) of Louisville, Kentucky to perform periodic credit review examinations.

Obtain current and satisfactory credit information on all loans over $25,000 lacking such information and obtain proper collateral documentation on all loans.
Current and satisfactory credit information has been obtained on all loans over $25,000. Proper collateral documentation has also been obtained on all loans identified with collateral deficiencies. Any loans for which the Bank was unable to obtain satisfactory credit or collateral documentation have been classified by the Bank.

Requirement	Corrective Action/Status

Adopt, implement and thereafter take all available measures to ensure the Bank’s adherence to a written program designed to eliminate the basis of criticism of assets criticized in the Report of Examination, in any subsequent Report of Examination or by any internal or external loan review, or in any list provided to management by the National Bank of Examiners. The Board or a designated committee, shall conduct a review of this process on a quarterly basis to determine the status of each criticized asset or criticized portion thereof that equals or exceeds $50,000, management’s adherence to the program adopted pursuant to this requirement, the status and effectiveness of the written program, and the need to revise the program or take alternative action.

The Bank has adopted and implemented the appropriate measures to ensure the Bank’s adherence to the written program designed to eliminate the basis of criticism of assets criticized in the Report of Examination, in any subsequent Report of Examination or by any internal or external loan review, or in any list provided to management by the National Bank of Examiners. The Compliance Committee reviews a list of all criticized assets each month to ensure Bank adherence and forwards a copy of this list to the OCC.

Review on a quarterly basis the Bank’s Allowance for Loan Losses and establish a program for maintenance of an adequate allowance. Any deficiency in the allowance shall be remedied in the quarter it is discovered by additional provisions from earnings. Written documentation shall also be maintained indicating the required factors considered and conclusions reached by the Board in determining the adequacy of the allowance.

The Board has established a methodology to analyze and review the adequacy of the Bank’s Allowance for Loan Losses, which is reviewed on a monthly basis to ensure adequate reserves will be maintained at the end of the fiscal quarter. Any deficiency in the amount of reserves maintained in the loan loss allowance will be remedied by the end of the quarter as required by the Formal Agreement. Written documentation is also maintained in the file indicating the factors considered and conclusions reached by the Board in determining the adequacy of the Allowance for Loan and Lease Losses.

Adopt, implement and thereafter ensure Bank adherence to a written strategic plan for the Bank covering at least a three-year period.	The Board of Directors has developed, implemented and will thereafter ensure Bank adherence to a three-year strategic plan.

The Bank believes it is in substantial compliance with the Formal Agreement.

Results of Operations

A net loss of $369,897 was incurred for the first quarter of 2005 as compared to a net loss of $30,391 for the same period in 2004. The net loss was, however, down $245,385 from the $615,282 loss incurred during the fourth quarter of 2004. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities. Net interest income declined to $487,220 for the quarter ended March 31, 2005 compared to $716,607 for the quarter ended March 31, 2004, but was slightly above the $472,908 earned for the fourth quarter of 2004. This decrease is due to a lower volume of loan demand during the latter half of 2004 and during first quarter 2005. In addition, this decrease is due to interest foregone on classified loans being placed in a non-earning status. This reduction is also part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank.

The provision for loan losses for the first quarter of 2005 was $225,000 compared to $284,104 for the same period in 2004 and was substantially lower than the $420,000 provision recorded in the fourth quarter of 2004. The allowance for loan loss was $1,086,668 (3.67% of total gross loans) at March 31, 2005 compared to $841,397 (1.71% of total gross loans) at March 31, 2004. This increase, along with the increase in the allowance for loan loss to gross loan ratio, is reflective of the rise in criticized and classified loans identified during 2004 and is indicative of the previous credit environment in existence prior to the replacement of senior management. Examinations and credit reviews conducted during 2004 and 2005 by the regulators, third-party review services and management revealed an overall decline in the credit quality of the Bank’s loan portfolio resulting in an increase in classified loans along with the increased provisions required to maintain sufficient reserves in the loan loss allowance. As a further result of these reviews, criticized and classified loans as of March 31, 2005 represented 25% of total gross loans and the actual reserves allotted for these loans represented 63% of the total allowance for loan losses. Additionally, large concentrations of loans in the real estate, commercial and consumer portfolios with established trends of risk as identified by management and during the regulatory and external credit review examinations have also attributed to the increase in the allowance.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at March 31, 2005 reflects management's estimate of potential losses inherent and remaining in the loan portfolio. We believe our estimates are now sufficient to absorb any such losses.

Non-interest income for the quarter ended March 31, 2005 totaled $17,495 compared to $49,442 for the quarter ended March 31, 2004 and $27,023 for the fourth quarter of 2004. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income, and investment security gains (losses). With the decrease in demand for mortgage origination coupled with the closing of the mortgage lending division, the Bank’s non-interest income during the first quarter 2005 declined by $31,947 when compared to first quarter 2004, but declined only $9,528 when compared to fourth quarter 2004.

Total non-interest expense for the first quarter of 2005 was $649,612 as compared to $512,336 for the same period in 2004. Salaries and benefits, the largest component of non-interest expense, was $304,723 for the quarter ended March 31, 2005, compared to $242,285 for the same period a year ago. Total salary and benefits expense for the first quarter of 2005 increased primarily due to the increase in full-time equivalent employees from sixteen at March 31, 2004 to twenty-one at March 31, 2005 as well as annual salary increases and replacement of senior management positions. However, salary and benefits expense for the first quarter of 2005 was $25,051 less than the $329,774 expense incurred during the fourth quarter of 2004. Occupancy totaled $98,028 for the quarter ended March 31, 2005, compared to $71,231 for the same period a year ago. Occupancy expense increased primarily due to the Bank’s re-location in August 2004 of its banking and mortgage operations housed in two separate leased facilities to its newly constructed main office building at 807 Dorsey Street. Accordingly, the Bank incurred higher utility, maintenance, and depreciation costs associated with the move into a larger facility. Professional fees totaled $51,649 for the quarter ended March 31, 2005, compared to $28,816 for 2004. This increase was mostly due to $15,200 in higher costs incurred and anticipated for audit and accounting services engaged to perform compliance reviews for SEC as well as all banking regulations. Other non-interest expenses of $195,392 for the quarter ended March 31, 2005 were above the $170,004 expensed for the same period in 2004, but down from the $264,280 expense incurred during the fourth quarter of 2004. This increase is due primarily to expenses of $44,674 in marketing and advertising expense related to the Bank’s grand opening of its new main office facility and $23,764 in expenses related to the acquisition, maintenance and sale of foreclosed and repossessed property.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the re-pricing of assets compared with the re-pricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time. At March 31, 2005, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Financial Condition

Total assets decreased $16,729,130, or 28% from March 31, 2004 to March 31, 2005. The primary source of reduction was in net loans, which decreased $19,943,647 or 41% over the last twelve months. However, net loans have only decreased $2,812,632 or 9% since December 31, 2004. The Bank anticipated a decline in the loan portfolio during the second half of 2004 and first half of 2005, with the replacement of run-off and problem loans coupled with limited and flat loan growth for the year as part of management’s overall restructuring of the Bank. This decline is intended by management to address the Bank’s credit quality issues, but was not required by the Formal Agreement. Investment securities available-for-sale increased $3,339,732 from March 31, 2004 to $6,033,748 at March 31, 2005. Federal funds sold decreased $2,432,000 from $5,334,000 at March 31, 2004 to $2,902,000 at March 31, 2005. Total deposits decreased $14,361,534, or 27% since March 31, 2004. This decrease in deposits is also part of management’s ongoing efforts to reduce the overall size of the Bank by matching deposit funding levels with loan balances and maturities. In addition, the Bank’s local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying the highest and most attractive interest rates and terms. If needed, management believes it can raise the Bank’s interest rates or match local deposit rates to attract new funds or retain existing deposits. Total shareholders' equity decreased from $6,461,409 at March 31, 2004 to $4,063,899 at March 31, 2005. This decrease was attributable to a net loss of $2,859,150 for the last nine months of 2004, $1,990,645 of which was provisions for loan losses and $650,000 of which was the reversal of a tax benefit recognized at the end of 2003 that was expensed in June 2004 against earnings. Additionally, the decrease was attributable to a $369,897 net loss for the first quarter of 2005, $225,000 of which was provisions for loan losses. Capital contributions, however, in the amount of $911,834 received since December 1, 2004 from the directors and management of the Company, helped offset the net losses incurred for 2004 and for the first quarter of 2005.

Liquidity and Capital

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements. As of March 31, 2005 the Bank has $4,076,708 in cash and cash equivalents as well as $6,033,748 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $3,900,000. No amounts were advanced on these lines at March 31, 2005.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at March 31, 2005:

Tier 1 Capital (to risk-weighted assets)	12.86%
Total Capital (to risk-weighted assets)	14.13%
Tier 1 Capital (to total average assets)	9.06%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of March 31, 2005, has met both of the minimum capital ratios required by the Formal Agreement.

Regulatory Matters

In August 2004, the Bank received a report from its regulators that require the Bank to maintain regulatory capital ratios that are higher than those required to be rated well capitalized. See Footnote 6 - Regulatory Matters in the notes to the March 31, 2005 unconsolidated financial statements and the “Formal Agreement” and the “Liquidity and Capital” sections for additional details.

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2005:

Commitments to extend credit	$3,681,000
Stand-by letters of credit	$ 101,000

Item 3.Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/S/ ALBERT F. SATTERWHITE
Albert F. Satterwhite
Chief Executive Officer

Date: May 16, 2005	By:	/S/ W. BRYAN HENDRIX
Bryan Hendrix
Chief Financial Officer