Form 10QSB
period 2005-06-30
NBOG BANCORPORATION INC
filed 2005-08-15
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

901,722 shares of common stock, no par value, were issued and outstanding on June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$1,181,084	$1,125,521
Federal Funds Sold	2,446,000	5,301,000

	3,627,084	6,426,521

Investment Securities Available for Sale, at Fair Value	7,264,353	5,348,728

Other Investments	216,750	234,850

Loans	28,562,023	32,291,811
Allowance for Loan Losses	(1,028,357)	(989,852)

	27,533,666	31,301,959

Premises and Equipment	2,393,699	2,464,768

Other Real Estate	1,207,048	1,905,053

Other Assets	469,591	329,640

Total Assets	$42,712,191	$48,011,519

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2004
	(Unaudited)

Deposits
Noninterest-Bearing	$2,856,628	$2,325,228
Interest-Bearing	35,383,218	41,401,631

	38,239,846	43,726,859

Other Liabilities	515,032	366,640

Stockholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares
Authorized; No Shares Issued and Outstanding	-	-
Common Stock, No Par Value; 50,000,000 Shares Authorized; 901,722 and
805,389 Shares Issued and Outstanding in 2005 and 2004, Respectively	8,244,536	7,527,820
Accumulated Deficit	(4,243,546)	(3,585,102)
Accumulated Other Comprehensive Loss	(43,677)	(24,698)

	3,957,313	3,918,020

Total Liabilities and Stockholders’ Equity	$42,712,191	$48,011,519

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Interest Income
Loans, Including Fees	$589,235	$914,873	$1,232,739	$1,912,924
Investments	61,155	19,757	114,980	38,113
Federal Funds Sold	16,118	15,711	36,931	26,016

	666,508	950,341	1,384,650	1,977,053

Interest Expense
Deposits	236,452	306,144	467,739	616,508

Net Interest Income	430,056	644,197	916,911	1,360,545

Provision for Loan Losses	-	1,420,645	225,000	1,704,749

Net Interest Income After Provision for Loan Losses	430,056	(776,448)	691,911	(344,204)

Non-interest Income
Service Charges and Fees on Deposits	16,561	20,834	26,426	40,111
Gain on Sale or Call of Investment Securities	-	-	-	211
Mortgage Origination and Processing Fees	-	34,750	669	60,692
Other	2,958	3,310	10,284	7,581

	19,519	58,894	37,379	108,595

Non-interest Expenses
Salaries and Employee Benefits	287,223	286,457	591,947	528,742
Occupancy and Equipment	90,324	74,831	188,352	146,061
Professional Fees	55,608	83,281	107,077	112,097
Other	304,966	149,130	500,357	319,135

	738,121	593,699	1,387,733	1,106,035

Loss Before Income Taxes	(288,546)	(1,311,253)	(658,443)	(1,341,644)

Provision for Income Taxes	-	649,757	-	664,757

Net Loss	$(288,546)	$(1,961,010)	$(658,443)	$(2,006,401)

Basic Loss Per Share	$(.33)	$(2.63)	$(.78)	$(2.69)

Weighted Average Shares Outstanding	870,482	746,990	845,591	746,984

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004

Net Loss	$(288,546)	$(1,961,010)	$(658,443)	$(2,006,401)

Other Comprehensive Loss, Net of Tax
Gains (Losses) on Securities Arising During the Year	26,668	(29,580)	(18,979)	(15,568)
Reclassification Adjustment		-		(139)

Unrealized Gains (Losses) on Securities	26,668	(29,580)	(18,979)	(15,707)

Comprehensive Loss	$(261,878)	$(1,990,590)	$(677,422)	$(2,022,108)

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	2005	2004
Cash Flows from Operating Activities
Net Loss	$(658,443)	$(2,006,401)
Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities
Provision for Loan Losses	225,000	1,704,749
Depreciation, Amortization and Accretion	114,960	72,284
Gain on Sale or Call of Investment Securities Available for Sale	-	(211)
Loss on Sale of Other Real Estate	120,410	-
Loss on Sale of Equipment	-	3,181
Change In
Other Assets	(139,395)	692,831
Other Liabilities	148,392	140,909

	(189,076)	607,342

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(2,507,010)	(1,001,406)
Proceeds from Maturities, Calls and Pay-downs of
Investment Securities Available for Sale	553,077	1,170,496
Purchases of Other Investments	(3,700)	(104,450)
Proceeds from the Sale of Other Investments	21,800	4,050
Net Change in Loans	2,999,093	1,062,842
Proceeds from the Sale of Other Real Estate	1,121,795	-
Proceeds from the Sale of Equipment	-	14,500
Purchases of Premises and Equipment, Including Construction in Progress	(25,119)	(1,051,009)

	2,159,936	95,023

Cash Flows from Financing Activities
Net Change in Deposits	(5,487,013)	3,306,381
Exercise of Stock Options and Warrants	496,750	-
Proceeds from the Issuance of Common Stock	219,966	1,000

	(4,770,297)	3,307,381

Net Increase (Decrease) in Cash and Cash Equivalents	(2,799,437)	4,009,746

Cash and Cash Equivalents, Beginning	6,426,521	3,804,912

Cash and Cash Equivalents, Ending	$3,627,084	$7,814,658

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB.

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

Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net loss and net loss per share for the period ended June 30, 2005, and 2004 would have been reduced to the pro forma amounts indicated below:

		Three months ended		Six months ended
		June 30,		June 30,
		2005	2004	2005	2004

Net (loss) earnings	As reported	$(288,546)	(1,961,010)	(658,443)	(2,006,401)
	Pro forma	$(329,466)	(2,005,340)	(699,363)	(2,050,731)

Basic (loss) earnings per share	As reported	$(.33)	(2.63)	(.78)	(2.69)
	Pro forma	$(.38)	(2.68)	(.83)	(2.75)

The difference between the net loss as reported and pro forma is the expense associated with the grants which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant, net of tax effect. All remaining options granted in the Company’s stock option plan since its inception, were fully vested at June 30, 2005. On April 21, 2005, the Company’s Board of Directors voted to accelerate the vesting of these options in recognition of directors who exercised one-third of their existing options at March 31, 2005 to help the Company meet the minimum capital requirements of the Formal Agreement with the OCC.

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest rate of 3.85% and expected life of 10 years. The options were granted in June 2003, but did not begin vesting until June 2004 and, as indicated above, became fully vested on April 21, 2005.

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

Note 3 - Net Income (Loss) Per Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. For both 2005 and 2004, there were no common stock equivalents as the strike price equaled the market value of the stock during 2005 and 2004. No common stock equivalents were considered in 2005 and 2004 as the effects of such would be anti-dilutive to the loss per share calculation.

Note 4 - Loans

Activity in the allowance for loan losses for the six months ended June 30, 2005 and the twelve months ended December 31, 2004 is summarized as follows:

	2005	2004

Beginning Balance	$989,852	$565,962
Provision Charged to Operations	225,000	2,274,749
Loan Charge-Offs	(401,230)	(2,048,216)
Loan Recoveries	214,735	197,357

Ending Balance	$1,028,357	$989,852

The following is a summary of risk elements in the loan portfolio for the six months ended June 30, 2005 and the twelve months ended December 31, 2004:

	2005	2004

Loans on Nonaccrual	$1,142,514	$1,730,107
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	1,207,048	1,973,253

Total Nonperforming Assets	$2,349,562	$3,703,360

Total Nonperforming Assets as a Percentage of Gross Loans	8.23%	11.47%

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. Interest income that would have been reported on the non-accrual loans totaled $24,356 for the six months ended June 30, 2005 and totaled $109,830 for the twelve months ended December 31, 2004.

Note 5 - Income Taxes

During the quarter ended June 30, 2004, the Company recorded a provision for income taxes of $649,757. In 2003, the Company had recorded a deferred tax asset for this amount in recognition of the tax timing difference that was expected to be recognized at a future date. This determination was based on the expectation that the Company’s earnings in future periods would be sufficient to recognize the associated tax benefit. During the quarter ended June 30, 2004, the Company discovered previously unanticipated credit issues that warranted a significant increase in the allowance for loan losses, negatively impacting the year-to-date and quarterly results. Due to the issues discovered, the future realizability of this asset was in question. The reserve will be maintained until such time that management believes the deferred tax asset can be recognized. No income tax provision has been recorded for the Company since June 30, 2004.

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency (OCC), which outlines actions to be taken by the Bank to address concerns by the OCC. One provision of the agreement called for the Bank to maintain a Total Capital (to risk-weighted assets) ratio of 14.0 percent and Tier 1 Capital (to average assets) ratio of 9.0 percent as of March 31, 2005. The Bank’s ratios of Total Capital to risk weighted assets and Tier 1 Capital to average assets at June 30, 2005 were 13.27% and 9.06%, respectively. The Bank plans to increase its existing ratios to and maintain these required capital ratios by raising additional capital through a stock rights offering. (See Note 7 below.)

Note 7 - Subsequent Event

On June 23, 2005, the Company announced to shareholders at the Company’s 2005 Annual Meeting that the Board of Directors had decided to extend the expiration date of the Company’s stock rights offering from the original date of June 27, 2005 to July 31, 2005 to allow shareholders more time to exercise their stock rights. The Company also announced at the Annual Meeting that the expiration date for the stock offering had been extended from July 31, 2005 to August 31, 2005 for any new investors and that the Company may extend the offering even further for both shareholders and new investors and that each shareholder would be notified of further extensions.

On July 20, 2005, the Company entered into an Agreement with SAMCO Capital Markets, a division of Penson Financial Services, Inc. (“SAMCO”), pursuant to which SAMCO agreed to provide consulting services to management and the Board of Directors of the Company to complete the Company’s stock offering.

Under the Agreement, SAMCO will receive a fee of 5% of the gross proceeds from the stock offering for subscriptions for common stock accepted by the Company. No fee, however, will be paid for subscriptions from existing shareholders or other individuals identified by the Company’s officers and directors to SAMCO. The Agreement terminates ninety (90) days after execution and provides that the Company will indemnify SAMCO from liability resulting from its engagement under the Agreement, except for liability resulting from the willful misconduct or gross negligence of SAMCO.

The Company has filed a Post-Effective Amendment to its Registration Statement on Form SB-2, Registration No. 333-122567, to reflect its entry into the Agreement.

Note 8 - New Accounting Pronouncements

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair valued method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. NBOG Bancorporation, Inc. will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an “other-than-temporary” impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting.

In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”):
Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (re-titled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

The following discussion describes our results of operations through June 30, 2005 as compared to June 30, 2004 and for the second quarter of 2005 as compared to the second quarter of 2004 and also analyzes our financial condition as of the same periods. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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
At the end of March 2005, the Bank achieved and has since maintained Tier 1 Capital at least equal to 9% of adjusted total assets. While the Bank obtained Total Capital at least equal to 14% of risk weighted assets at March 31, 2005, Total Capital fell below 14% of risk weighted assets to 13.27% at June 30, 2005.

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

Results of Operations

A net loss of $288,546 was incurred for the second quarter of 2005 as compared to a net loss of $1,961,010 for the same period in 2004 and was down $81,531 from the $369,897 loss incurred during the first quarter 2005. A net loss of $658,443 was also incurred for the six months ended June 30, 2005 compared to a net loss of $2,006,401 for the six months ended June 30, 2004, resulting in an increase of $1,347,958 or 67% from the prior year. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities. Net interest income declined to $430,056 for the quarter ended June 30, 2005 compared to $644,197 for the quarter ended June 30, 2004, and declined to $916,911 for the first six months of 2005 compared to the $1,360,545 that was earned for the first six months of 2004. This decrease is due to a lower volume of loan demand during the latter half of 2004 and during the first half of 2005. In addition, this decrease is due to interest foregone on classified loans being placed in a non-earning status. This reduction is also part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank.

No provision for loan losses was recorded in the second quarter of 2005 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. The provision for loan losses for the six months ended June 30, 2005 was $225,000 (same amount as it was at March 31, 2005) versus the $1,704,749 that was expensed for the six months ended June 30, 2004. This difference of $1,479,749 or 87% is an indication of the improvement in the credit quality of the Bank’s loan portfolio and of the efforts over the last twelve months to identify and reduce criticized and classified loans. The allowance for loan loss was $1,028,357 (3.60% of total gross loans) at June 30, 2005 compared to $1,583,000 (3.48% of total gross loans) at June 30, 2004 and $989,852 (3.07% of total gross loans) at December 31, 2004.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at June 30, 2005 reflects management's estimate of potential losses inherent and remaining in the loan portfolio. We believe our estimates are now sufficient to absorb any such losses.

Non-interest income for the quarter ended June 30, 2005 totaled $19,519 compared to $58,894 for the quarter ended June 30, 2004. Additionally, non-interest income for the six months ended June 30, 2005 totaled $37,379 compared to $108,595 for the six months ended June 30, 2004. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income, and investment security gains (losses). With the decrease in demand for mortgage origination coupled with the closing of the mortgage lending division, the Bank’s non-interest income during the first half of 2005 declined by $71,216 when compared to the first half of 2004, and by $39,375 when compared to second quarter 2004.

Total non-interest expense for the second quarter of 2005 was $738,121 as compared to $593,699 for the same period in 2004. Non-interest expense for the six months ended June 30, 2005 was $1,387,733 compared to $1,106,035 for the six months ended June 30, 2004. Salaries and benefits, the largest component of non-interest expense, was $287,223 for the quarter ended June 30, 2005, compared to $286,457 for the same period a year ago and was $591,947 for the first six months of 2005 compared to $528,742 for the first six months of 2004. Total salary and benefits expense for the second quarter and the first half of 2005 increased primarily due to the increase in full-time equivalent employees from sixteen at June 30, 2004 to nineteen at June 30, 2005 as well as annual salary increases and replacement of senior management positions. However, salary and benefits expense continues to decrease on a quarter-to-quarter basis with total expense down $17,500 from first quarter 2005 and down an additional $42,551 when compared to the fourth quarter of 2004.

Occupancy totaled $90,324 for the quarter ended June 30, 2005, compared to $74,831 for the same period a year ago and totaled $188,352 for the first half of 2005 compared to $146,061 for the first half of 2004. Occupancy expense increased primarily due to the Bank’s re-location in August 2004 of its banking and mortgage operations housed in two separate leased facilities to its newly constructed main office building at 807 Dorsey Street. Accordingly, the Bank incurred higher utility, maintenance, and depreciation costs associated with the move into a larger facility. Professional fees totaled $55,608 for the quarter ended June 30, 2005, compared to $83,281 for 2004 and totaled $107,077 for the first six months of 2005 compared to $112,097 for the first six months of 2004. The $27,673 decrease from second quarter 2004 to second quarter 2005 was mostly due to $39,000 in placement fees for the recruitment and replacement of key personnel.  Other non-interest expense for the second quarter of 2005 was $304,966 versus $149,130 for the second quarter of 2004 and was $500,357 for the six months ended June 30, 2005 versus $319,135 for the six months ended June 30, 2004. The $155,836 increase from the second quarter of 2004 to the second quarter of 2005 resulted from $159,672 in costs associated with the repossession, foreclosure and disposition of collateral on problems loans, $145,870 of which was net losses on the sale of Other Real Estate and repossessed property. In addition, the 2005 year-to-date increase of $181,222 is due primarily to expenses of $44,674 in marketing and advertising expense related to the Bank’s grand opening of its new main office facility and $188,103 in expenses related to the acquisition, maintenance and sale of foreclosed and repossessed collateral. Increased FDIC and OCC assessments of $69,439 for the first six months of 2005 as compared to $18,340 for the same period in 2004 also contributed to the year-to-date increase in non-interest expense.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time. At June 30, 2005, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Financial Condition

Total assets decreased $5,299,328 or 11% from December 31, 2004 to June 30, 2005, but only decreased by $521,427 or 1% since first quarter 2005. The primary source of reduction was in net loans, which decreased $3,768,293 or 12% over the last six months. However, net loans have only decreased $955,661 or 3% since March 31, 2005. The Bank anticipated a decline in the loan portfolio during the second half of 2004 and first half of 2005, with the replacement of run-off and problem loans coupled with limited and flat loan growth for the year as part of management’s overall restructuring of the Bank. This decline is intended by management to address the Bank’s credit quality issues, but was not required by the Formal Agreement. Investment securities available-for-sale increased $1,915,625 from December 31, 2004 to $7,264,353 at June 30, 2005. Federal funds sold decreased $2,855,000 from $5,301,000 at December 31, 2004 to $2,446,000 at June 30, 2005. Total deposits decreased $5,487,013, or 13% since December 31, 2004, but only decreased by $702,793 or 2% since first quarter 2005. This decrease in deposits is also part of management’s ongoing efforts to reduce the overall size of the Bank by matching funding levels with loan balances and maturities. In addition, the Bank’s local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying the highest and most attractive interest rates and terms. If needed, management believes it can raise the Bank’s interest rates or match local deposit rates to attract new funds or retain existing deposits. Total shareholders' equity increased from $3,918,020 at December 31, 2004 to $3,957,313 at June 30, 2005. This increase was attributable to capital contributions in the amount of $596,752 received in the first five months of the year from the Board of Directors, as well as additional stock purchases of $119,964 from existing shareholders who exercised their stock rights in the Company’s stock rights offering during the month of June.

Liquidity and Capital

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements. As of June 30, 2005 the Bank has $3,627,084 in cash and cash equivalents as well as $7,264,353 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $3,900,000. No amounts were advanced on these lines at June 30, 2005.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2005:

Tier 1 Capital (to risk-weighted assets)	11.99%
Total Capital (to risk-weighted assets)	13.27%
Tier 1 Capital (to total average assets)	9.04%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of June 30, 2005, met the minimum capital ratio of 9.0% for the Tier 1 Capital (to adjusted quarterly average total assets) as required by the Formal Agreement, but fell below the 14.0% ratio of Total Capital (to risk-weighted assets). The Bank intends to remedy the shortfall upon completion of its stock offering.

Regulatory Matters

In August 2004, the Bank received a report from its regulators that require the Bank to maintain regulatory capital ratios that are higher than those required to be rated well capitalized. See Footnote 6 - Regulatory Matters in the notes to the June 30, 2005 unconsolidated financial statements and the “Formal Agreement” and the “Liquidity and Capital” sections for additional details.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2005:

Commitments to extend credit	$4,482,000
Stand-by letters of credit	$101,450

Item 3. Controls and Procedures

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

On June 23, 2005, the Annual Meeting of shareholders of NBOG Bancorporation, Inc. was held at the Gainesville Civic Center located at 830 Green Street, Gainesville, Georgia for the purpose of re-electing Class II Directors as described in the Proxy Statement furnished to the shareholders in connection with this meeting. There were 479,117 votes received via proxy or voted in person at the meeting (55% of shares outstanding).

Class II Directors were re-elected as directors for a term of three years ending at the 2008 Annual Meeting of Shareholders and upon the election and qualification of the director's successor. Class II Directors elected were Paula M. Allen and Shelley Palmour Anderson. Class II Director Paula M. Allen received 470,817 votes FOR and 8,300 votes were WITHHELD. Class II Director Shelley Anderson Palmour received 477,817 votes FOR and 1,300 votes were WITHHELD. Both voting results represented a plurality of votes for each director.

Class I directors (Anne M. Palmour, Albert F. Satterwhite, and Wendell A. Turner) shall continue to serve their terms until the 2007 Annual Meeting of Shareholders. Class III directors (Kathy L. Cooper, Lanny W. Dunagan, and Gilbert T. Jones, Sr.) shall continue to serve their terms until the 2006 Annual Meeting of Shareholders.

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

	By:	/S/ ALBERT F. SATTERWHITE
Albert F. Satterwhite
Chief Executive Officer

Date: August 15, 2005	By:	/S/ W. BRYAN HENDRIX
Bryan Hendrix
Chief Financial Officer