Form 10QSB
period 2005-09-30
NBOG BANCORPORATION INC
filed 2005-11-14
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)	FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from _________to_________

Commission File No. 001-16413

NBOG BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2554464
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

807 Dorsey Street
Gainesville, Georgia 30501
(Address of principal executive
Offices, including zip code)

(770) 297-8060
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes *   No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

970,630 shares of common stock, no par value, were issued and outstanding on September 30, 2005

Transitional Small Business Disclosure Format (check one):   Yes *   No ☒

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$751,009	$1,125,521
Federal Funds Sold	4,054,000	5,301,000

	4,805,009	6,426,521

Investment Securities Available for Sale, at Fair Value	6,834,489	5,348,728

Other Investments	216,750	234,850

Loans	28,313,411	32,291,811
Allowance for Loan Losses	(1,036,147)	(989,852)

	27,277,264	31,301,959

Premises and Equipment	2,358,847	2,464,768

Other Real Estate	1,165,948	1,905,053

Other Assets	517,166	329,640

Total Assets	$43,175,473	$48,011,519

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005 (Unaudited)	December 31, 2004

Deposits
Noninterest-Bearing	$3,048,728	$2,325,228
Interest-Bearing	35,958,458	41,401,631

	39,007,186	43,726,859

Other Liabilities	168,065	366,640

Stockholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares Authorized; No Shares Issued and Outstanding	-	-
Common Stock, No Par Value; 50,000,000 Shares Authorized; 970,630 and 805,389 Shares Issued and Outstanding in 2005 and 2004, Respectively	8,520,168	7,527,820
Accumulated Deficit	(4,455,462)	(3,585,102)
Accumulated Other Comprehensive Loss	(64,484)	(24,698)

	4,000,222	3,918,020

Total Liabilities and Stockholders’ Equity	$43,175,473	$48,011,519

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Interest Income
Loans, Including Fees	$578,091	$785,333	$1,810,831	$2,698,257
Investments	64,494	24,627	179,474	62,740
Federal Funds Sold	22,675	21,393	59,605	47,409

	665,260	831,353	2,049,910	2,808,406

Interest Expense
Deposits	283,249	263,432	750,988	879,940
Federal Funds Purchased	68	-	68	-

	283,317	263,432	751,056	879,940

Net Interest Income	381,943	567,921	1,298,854	1,928,466

Provision for Loan Losses	-	150,000	225,000	1,854,749

Net Interest Income After Provision for Loan Losses	381,943	417,921	1,073,854	73,717

Non-interest Income
Service Charges and Fees on Deposits	16,586	12,050	43,012	52,161
Gain on Sale or Call of Investment Securities	-	-	-	211
Mortgage Origination and Processing Fees	3,025	11,194	3,694	71,886
Other	3,129	3,116	13,413	10,697

	22,740	26,360	60,119	134,955

Non-interest Expenses
Salaries and Employee Benefits	277,074	306,207	869,021	834,949
Occupancy and Equipment	89,554	113,205	277,906	259,265
Professional Fees	66,872	100,825	173,949	212,922
Other	183,099	191,902	683,456	511,038

	616,599	712,139	2,004,332	1,818,174

Loss Before Income Taxes	(211,916)	(267,858)	(870,359)	(1,609,502)

Provision for Income Taxes	-	-	-	664,757

Net Loss	$(211,916)	$(267,858)	$(870,359)	$(2,274,259)

Basic Loss Per Share	$(.23)	$(.36)	$(1.00)	$(3.04)

Weighted Average Shares Outstanding	930,272	746,990	870,825	746,990

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net Loss	$(211,916)	$(267,858)	$(870,359)	$(2,274,259)

Other Comprehensive Loss, Net of Tax
Gains (Losses) on Securities Arising During the Year	(20,807)	20,174	(39,786)	4,606
Reclassification Adjustment	-	-	-	(139)

Unrealized Gains (Losses) on Securities	(20,807)	20,174	(39,786)	4,467

Comprehensive Loss	$(232,723)	$(247,684)	$(910,145)	$(2,269,792)

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	2005	2004
Cash Flows from Operating Activities
Net Loss	$(870,359)	$(2,274,259)
Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities
Provision for Loan Losses	225,000	1,854,749
Depreciation, Amortization and Accretion	165,760	137,048
Gain on Sale or Call of Investment Securities Available for Sale	-	(211)
Loss on Sale of Other Real Estate	154,161	39,010
Loss on Sale of Equipment	-	3,181
Change In
Other Assets	(179,040)	525,174
Other Liabilities	(198,575)	253,103

	(703,053)	537,795

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(2,507,010)	(1,001,406)
Proceeds from Maturities, Calls and Pay-downs of Investment Securities Available for Sale	947,109	1,262,205
Purchases of Other Investments	(3,700)	(104,450)
Proceeds from the Sale of Other Investments	21,800	4,050
Net Change in Loans	3,000,795	6,878,755
Proceeds from the Sale of Other Real Estate	1,383,844	257,130
Proceeds from the Sale of Equipment	-	14,500
Purchases of Premises and Equipment, Including Construction in Progress	(33,972)	(1,674,606)

	2,808,866	5,636,178

Cash Flows from Financing Activities
Net Change in Deposits	(4,719,673)	(877,252)
Exercise of Stock Options and Warrants	496,750	-
Proceeds from the Issuance of Common Stock	495,598	1,000

	(3,727,325)	(876,252)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,621,512)	5,297,721

Cash and Cash Equivalents, Beginning	6,426,521	3,804,912

Cash and Cash Equivalents, Ending	$4,805,009	$9,102,633

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB.

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

Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net loss and net loss per share for the periods ended September 30, 2005, and 2004 would have increased to the pro forma amounts indicated below:

		Three months ended September 30,		Nine months ended September 30,
		2005	2004	2005	2004

Net loss	As reported	$(211,916)	(267,858)	(870,359)	(2,274,259)
	Pro forma	$(227,756)	(267,858)	(927,119)	(2,318,589)

Basic loss per share	As reported	$(.23)	(.36)	(1.00)	(3.04)
	Pro forma	$(.24)	(.36)	(1.06)	(3.10)

The difference between the net loss as reported and pro forma is the expense associated with the grants which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant, net of tax effect. All remaining options granted in the Company’s stock option plan since its inception, were fully vested at September 30, 2005. On April 21, 2005, the Company’s Board of Directors voted to accelerate the vesting of these options in recognition of directors who exercised one-third of their existing options at March 31, 2005 to help the Company meet the minimum capital requirements of the Formal Agreement with the OCC.

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest rate of 3.85% and expected life of 10 years. The options were granted in June 2003, but did not begin vesting until June 2004 and, as indicated above, became fully vested on April 21, 2005.

On September 20, 2005, the Company entered into a consulting arrangement with Mr. R. Allen Smith, under which Mr. Smith is conducting a search for a new Chief Executive Officer and Senior Lender and is also providing general regulatory and banking advice to Mr. Hendrix and the Board.

In connection with the consulting arrangement, the Board of Directors has granted Mr. Smith a non-qualified option representing the right to purchase up to 100,000 shares of our common stock (the “Option”) at an exercise price of $5.00 per share. The Option shall have a maximum term of ten years and shall generally vest in equal one-third, annual increments commencing on September 20, 2005. As a result, one-third of the Option (representing 33,333 shares) is currently vested and exercisable, with the next third (33,333 shares) vesting on September 20, 2006 and the final third (33,334 shares) vesting on September 20, 2007.

The fair value of these options is also estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest rate of 4.25% and expected life of 10 years.

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

Note 3 - Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. For both 2005 and 2004, there were no common stock equivalents as the strike price equaled the market value of the stock during 2005 and 2004. No common stock equivalents were considered in 2005 and 2004 as the effects of such would be anti-dilutive to the loss per share calculation.

Note 4 - Loans

Activity in the allowance for loan losses for the nine months ended September 30, 2005 and the twelve months ended December 31, 2004 is summarized as follows:

	2005	2004

Beginning Balance	$989,852	$565,962
Provision Charged to Operations	225,000	2,274,749
Loan Charge-Offs	(520,621)	(2,048,216)
Loan Recoveries	341,916	197,357

Ending Balance	$1,036,147	$989,852

The following is a summary of risk elements in the loan portfolio for the nine months ended September 30, 2005 and the twelve months ended December 31, 2004:

	2005	2004

Loans on Nonaccrual	$888,904	$1,730,107
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	1,165,948	1,973,253

Total Nonperforming Assets	$2,054,852	$3,703,360

Total Nonperforming Assets as a Percentage of Gross Loans	7.26%	11.47%

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. Interest income that would have been reported on the non-accrual loans totaled $33,497 for the nine months ended September 30, 2005 and totaled $109,830 for the twelve months ended December 31, 2004.

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency (OCC), which outlines actions to be taken by the Bank to address concerns by the OCC. One provision of the agreement called for the Bank to maintain a Total Capital (to risk-weighted assets) ratio of 14.0 percent and Tier 1 Capital (to average assets) ratio of 9.0 percent as of March 31, 2005. The Bank’s ratios of Total Capital to risk weighted assets and Tier 1 Capital to average assets at September 30, 2005 were 13.00% and 9.08%, respectively. The Bank plans to increase its existing ratios to and maintain these required capital ratios by raising additional capital through a stock rights offering. (See Note 7 below.)

Note 7 - Subsequent Event

On August 18, 2005, the Company’s Board of Directors decided to extend the deadline of its stock rights offering through the earlier of November 30, 2005 or receipt accepted subscriptions for the entire offering for existing shareholders and new investors wishing to purchase shares in the offering. The Board intends to give preference to existing shareholders wishing to purchase additional shares.

The rights offering portion of the stock offering expired on July 31, 2005. Shareholders exercised 40,344 subscription rights, all of which were accepted by the Company with total proceeds of $161,376.

Through September 30, 2005, the Company accepted subscriptions to purchase an additional 58,555 shares resulting in proceeds of $234,220.

Note 8 - New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair valued method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. NBOG Bancorporation, Inc. will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

FASB Emerging Issues Task Force EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” became effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued proposed FASB Staff Positions (“FSP”) No. EITF 03-1-a that would have provided guidance on the implementation of certain provisions of EITF Issue 03-1. In October 2004, the Board published FSP No. EITF 03-1-1 , which indefinitely delayed the effective date of EITF Issue 03-1 until such time as proposed FSP No. 03-1-a was issued in final form. The Board has since decided, based upon responses to the proposed FSP, that the consensus reached in EITF Issue 03-1 should be rescinded. Combined FSP Nos. FAS 115-1 and FAS 124-1 , which nullifies certain provisions of EITF Issue 03-1 and completely supersedes EITF Issue D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” addresses (1) the determination of when an investment is considered impaired, (2) whether such impairment is other than temporary, and (3) the measurement of an impairment loss. Combined FSP Nos. FAS 115-1 and 124-1 is effective for periods beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

The following discussion describes our results of operations through September 30, 2005 as compared to September 30, 2004 and for the third quarter of 2005 as compared to the third quarter of 2004 and also analyzes our financial condition as of the same periods. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Formal Agreement

On August 18, 2004, the Bank entered a formal written agreement with the OCC, which set forth a series of actions necessary to correct identified weaknesses. We believe we are in substantial compliance with the requirements of the Formal Agreement, and have made important strides in identifying and remedying the causes of the weaknesses.

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

Obtain a permanent President and Senior Lender.
President Albert F. Satterwhite and Senior Lender Michael S. Lynch, who were previously hired by the Bank, both resigned during the third quarter. Management and the Board of Directors are actively recruiting qualified candidates to replace Mr. Satterwhite and Mr. Lynch. The Company’s Chief Financial Officer, W. Bryan Hendrix was named as Acting Bank President during the interim until suitable replacements can be obtained.

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
At the end of March 2005, the Bank achieved and has since maintained Tier 1 Capital at least equal to 9% of adjusted total assets. While the Bank obtained Total Capital at least equal to 14% of risk weighted assets at March 31, 2005, Total Capital fell below 14% of risk weighted assets at June 30, 2005. At September 30, 2005, Total Capital represented 13.00% of risk weighted assets.

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

Results of Operations

A net loss of $211,916 was incurred for the third quarter of 2005 as compared to a net loss of $267,858 for the same period in 2004 and $288,546 for the second quarter of 2005. A net loss of $870,359 was also incurred for the nine months ended September 30, 2005 compared to a net loss of $2,274,259 for the nine months ended September 30, 2004, resulting in an increase of $1,403,900 or 62% from the prior year. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities. Net interest income declined to $381,943 for the quarter ended September 30, 2005 compared to $567,921 for the quarter ended September 30, 2004 and $430,056 for the quarter ended June 30, 2005, and declined to $1,298,854 for the first nine months of 2005 compared to the $1,928,466 that was earned for the first nine months of 2004. This decrease is due to a lower volume of loan demand during the last quarter of 2004 and during the first nine months of 2005. In addition, this decrease is due to interest foregone on classified loans being placed in a non-earning status. This reduction is also part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank.

No provision for loan losses was recorded in the third quarter of 2005 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. The provision for loan losses for the nine months ended September 30, 2005 was $225,000 (same amount as it was at March 31, 2005 and at June 30, 2005) versus the $1,854,749 that was expensed for the nine months ended September 30, 2004. This difference of $1,629,749 or 88% is an indication of the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans. The allowance for loan loss was $1,036,147 (3.66% of total gross loans) at September 30, 2005 compared to $1,697,115 (4.32% of total gross loans) at September 30, 2004 and $989,852 (3.07% of total gross loans) at December 31, 2004.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at September 30, 2005 reflects management's estimate of potential losses inherent and remaining in the loan portfolio. We believe our estimates are now sufficient to absorb any such losses.

Non-interest income for the quarter ended September 30, 2005 totaled $22,740 compared to $26,360 for the quarter ended September 30, 2004 and $19,519 for the quarter ended June 30, 2005. Additionally, non-interest income for the nine months ended September 30, 2005 totaled $60,119 compared to $134,955 for the nine months ended September 30, 2004. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income, and investment security gains (losses). With the decrease in demand for mortgage origination coupled with the closing of the mortgage lending division, the Bank’s non-interest income during the first nine months of 2005 declined by $74,836 when compared to the first nine months of 2004.

Total non-interest expense for the third quarter of 2005 was $616,599 as compared to $712,139 for the same period in 2004 and $738,121 for the second quarter of 2005. Non-interest expense for the nine months ended September 30, 2005 was $2,004,332 compared to $1,818,174 for the nine months ended September 30, 2004. Salaries and benefits, the largest component of non-interest expense, was $277,074 for the quarter ended September 30, 2005, compared to $306,207 for the same period a year ago and $287,223 for the quarter ended June 30, 2005, and was $869,021 for the first nine months of 2005 compared to $834,949 for the first nine months of 2004. Total salary and benefits expense for the first nine months of 2005 only increased $34,072 (4.08%) and was primarily a result of one year’s higher salary expense for the replacement of senior management positions during the second half of 2004. Salary and benefits expense continues to decrease on a quarter-to-quarter basis with total expense down in each quarter since third quarter 2004.

Occupancy and equipment expense totaled $89,554 for the quarter ended September 30, 2005, compared to $113,205 for the same period a year ago and totaled $277,906 for the first nine months of 2005 compared to $259,265 for the first nine months of 2004. Occupancy expense for the third quarter of 2004 was higher than third quarter 2005 and was higher year-to-date in 2005 due to the Bank’s re-location in August 2004 of its banking and mortgage operations housed in two separate leased facilities to its newly constructed main office building at 807 Dorsey Street. Accordingly, the Bank incurred higher utility, maintenance, and depreciation costs associated with the move into a larger facility. Professional fees totaled $66,872 for the quarter ended September 30, 2005, compared to $100,825 for 2004 and totaled $173,949 for the first nine months of 2005 compared to $212,922 for the first nine months of 2004. The $33,953 decrease from third quarter 2004 to third quarter 2005 was mostly due to $37,249 in outside service fees for an external credit review examination of the bank’s loan portfolio as required by the OCC in the Formal Agreement during July 2004. The decrease in total professional expense for the first nine months of 2005 when compared to the same period in 2004 was mostly due to $39,000 in placement fees for the recruitment and replacement of key personnel as indicated in the previous quarter’s report as well as lower fees incurred for credit review and other outside services.

Other non-interest expense for the third quarter of 2005 was $183,099 versus $191,902 for the third quarter of 2004 and $304,966 for the second quarter of 2005, and was $683,456 for the nine months ended September 30, 2005 versus $511,038 for the nine months ended September 30, 2004. The 2005 year-to-date increase of $172,418 is due primarily to expenses of $44,674 in marketing and advertising expense related to the Bank’s grand opening of its new main office facility and $244,178 in expenses related to the acquisition, maintenance and sale of foreclosed and repossessed collateral. Increased FDIC and OCC assessments of $99,887 for the first nine months of 2005 as compared to $31,786 for the same period in 2004 also contributed to the year-to-date increase in non-interest expense.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time. At September 30, 2005, the Bank, as measured by Gap, is in an asset sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Financial Condition

Total assets decreased $4,836,046 or 10% from December 31, 2004 to September 30, 2005, but have increased by $463,282 since second quarter 2005. The primary source of reduction year-to-date was in net loans, which decreased $4,024,695 or 13% over the last nine months. However, net loans have only decreased $256,402 since June 30, 2005. The Bank anticipated a decline in the loan portfolio during the second half of 2004 and first nine months of 2005, with the replacement of run-off and problem loans coupled with limited and flat loan growth for the year as part of management’s overall restructuring of the Bank. This decline is intended by management to address the Bank’s credit quality issues, but was not required by the Formal Agreement. Investment securities available-for-sale increased $1,485,761 (28%) from $5,348,728 at December 31, 2004 to 6,834,489 at September 30, 2005. Federal funds sold decreased $1,247,000 from $5,301,000 at December 31, 2004 to $4,054,000 at September 30, 2005. Total deposits decreased $4,719,673 or 11% since December 31, 2004, but have actually increased by $767,340 since the last quarter. This year-to-date decrease in deposits is also part of management’s ongoing efforts to reduce the overall size of the Bank by matching funding levels with loan balances and maturities. In addition, the Bank’s local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying the highest and most attractive interest rates and terms. If needed, management believes it can raise the Bank’s interest rates or match local deposit rates to attract new funds or retain existing deposits. Total shareholders' equity increased from $3,918,020 at December 31, 2004 to $4,000,222 at September 30, 2005. This increase was attributable to capital contributions in the amount of $596,752 received in the first five months of the year from the Board of Directors. Additionally, stock purchases of $119,964 from existing shareholders who exercised their stock rights in the Company’s stock rights offering during the month of June along with an additional $275,632 in subscriptions from existing shareholders and new investors during the third quarter 2005 attributed to this increase.

Liquidity and Capital

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements. As of September 30, 2005 the Bank has $4,805,009 in cash and cash equivalents as well as $6,834,489 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $2,900,000. No amounts were advanced on these lines at September 30, 2005.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at September 30, 2005:

Tier 1 Capital (to risk-weighted assets)	11.73%
Total Capital (to risk-weighted assets)	13.00%
Tier 1 Capital (to total average assets)	9.08%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of September 30, 2005, met the minimum capital ratio of 9.0% for the Tier 1 Capital (to adjusted quarterly average total assets) as required by the Formal Agreement, but fell below the 14.0% ratio of Total Capital (to risk-weighted assets). The Bank intends to remedy the shortfall upon completion of its stock offering.

Regulatory Matters

In August 2004, the Bank received a report from its regulators that require the Bank to maintain regulatory capital ratios that are higher than those required to be rated well capitalized. See Footnote 6 - Regulatory Matters in the notes to the September 30, 2005 consolidated financial statements and the “Formal Agreement” and the “Liquidity and Capital” sections for additional details.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2005:

Commitments to extend credit	$4,198,000
Stand-by letters of credit	$131,539

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our Principal Executive and Financial Officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, in particular the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including, the Principal Executive and Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon a controls evaluation, our Principal Executive and Financial Officer has concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Principal Executive and Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act.

32.	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/S/ NBOG BANCORPORATION, INC.
(Registrant)

Date: November 14, 2005	By:	/S/ W. BRYAN HENDRIX
W. Bryan Hendrix
Principal Executive and Financial Officer