Form 10KSB
period 2005-12-31
NBOG BANCORPORATION INC
filed 2006-03-31
CIK 1124676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                  FORM 10-KSB

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December 31, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

                       Commission File Number:  001-16413

                            -----------------------

                            NBOG BANCORPORATION, INC.
              (Exact Name of Small Business Issuer in its Charter)

                GEORGIA                                  58-2554464
       (State  of  Incorporation                    (I.R.S.  Employer
            or  Organization)                      Identification  No.)

    807  DORSEY  STREET,  GAINESVILLE,  GEORGIA            30501
   (Address of Principal Executive Offices)              (Zip Code)

                                 (770) 297-8060
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.                                     [ ]

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                                Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ]  No [X]

     The issuer's revenue for its most recent fiscal year was approximately $2.77 million. As of December 31, 2005, there were 991,560 shares of common stock issued and outstanding. The aggregate market value of the registrant's outstanding common stock held by nonaffiliates of the registrant as of December 31, 2005, was approximately $2.61 million, based upon an estimate of the fair market value of the common stock of $4.00 per share, which was the offering price of the Issuer's common stock during 2005. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                        Parts Into Which Incorporated
                   --------                        -----------------------------
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


     Unless the context indicates otherwise, all references to "NBOG," "the Company," "we," "us" and "our" in this Annual Report on Form 10-KSB refer to NBOG Bancorporation, Inc. and our wholly owned subsidiary, The National Bank of Gainesville (the "Bank").


                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                      BUSINESS OF THE COMPANY AND THE BANK

GENERAL

     We own 100% of the outstanding common stock of The National Bank of Gainesville, which operates in the Gainesville, Georgia area. The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the "OCC") and the FDIC. The Bank received final approvals from bank regulators to commence banking operations on March 1, 2002. The Company currently engages in no business other than owning and managing the Bank.

FORMAL AGREEMENT

     Pursuant to the terms of a formal agreement with the OCC, dated August 18, 2004, we have committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, our Board of Directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC has agreed to a ninety day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and the development of a strategic plan. We are currently in preliminary discussions with a potential strategic partner.

PRODUCTS AND SERVICES

     DEPOSIT SERVICES. We offer a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates along with a range of maturity date options. The sources of deposits are residents, businesses, and employees of businesses within our market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. In addition, at times when needed, we may obtain deposits from other financial institutions through a nation-wide deposit network. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, we offer a service charge fee schedule competitive with other financial institutions in our market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

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

     Loan Approval and Review.  Our loan approval policies provide for various
     ------------------------
levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established a Board loan committee that must approve any loan over the chief executive officer's and senior lender's joint lending limit. We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

     OTHER SERVICES. In addition to deposit and loan services, the Bank offers banking, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide. The Bank offers VISA and MasterCard credit cards and merchant credit card processing to the Bank's customers through third party vendors. The Bank intends to offer internet banking services later in 2006 through third party
vendor relationships.   The Bank currently offers telephone banking and
NetImage. NetImage is a product that allows the customer to view images of their cleared checks via connection to the internet through a secure link in the Bank's website.

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

     The interagency guidelines adopted by federal bank regulators, including the OCC, mandate that financial institutions establish real estate lending policies and establishing particular minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans, although the Bank may make exceptions to the maximum guidelines, which exceptions must be accounted for and tracked.

ASSET MANAGEMENT POLICIES

     A committee composed of the senior officers of the Bank is charged with managing the Bank's assets and liabilities pursuant to policies established by the directors' Asset/Liability and Investment Committee. The committee attempts to manage asset growth, liquidity and capital in order to optimize income and reduce interest-rate risk. The committee directs the Bank's overall acquisition and allocation of funds. The management committee meets with the director's Asset/Liability and Investment Committee on a quarterly basis. The director's committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; local market rates and rate forecasts; and other variables, such as expected loan demand, expected loan and deposit maturities, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

     The Bank's investment policy is to optimize income, consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Board of Directors of the Bank. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. Management of the Bank implements the policy and reports to the full Board of Directors on a quarterly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

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

     The Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. According to information provided by the FDIC, as of June 30, 2005 there were 52 offices of 16 banks operating and reporting deposits in Hall County of $2.3 billion. Currently the Bank's local competitors are Gainesville Bank & Trust, Community Bank and Trust, United Community Bank, and Peach State Bank and Trust.

EMPLOYEES

     As of December 31, 2005, the Bank had fourteen full-time employees and two part-time employees. The only employee of the Company is its one executive officer. We consider the relationship with our employees to be excellent.

                                  RISK FACTORS

     An investment in our common stock involves a significant degree of risk.
If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

WE MAY BE UNABLE TO IDENTIFY OR SUCCESSFULLY NEGOTIATE AN AGREEMENT WITH A STRATEGIC PARTNER.

     On January 26, 2006, our Board of Directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution. There can be no assurances that we will successfully identify, enter into an agreement or complete a transaction with such a strategic partner. If we fail to complete such a transaction, we will need to reconsider our strategic efforts.

WE ARE OPERATING WITH AN ACTING PRINCIPAL EXECUTIVE OFFICER.

     During 2005, our Chief Executive Officer resigned. We have appointed W. Bryan Hendrix, our chief financial officer as acting principal executive officer. Mr. Hendrix has never served as a full-time lender. To date, we have been unable to identify and retain a permanent President and Chief Executive Officer. Our current reliance on consultants may not be a viable long term strategy. If a strategic partner is not found to provide management experience and depth, our business, financial condition and profitability may suffer.

WE HAVE EXPERIENCED LOSSES AND HAVE AN ACCUMULATED DEFICIT.

     We experienced a pre- and after-tax loss of $1.1 million in 2005 and a pre-tax loss of $2.2 million and an after-tax loss of $2.9 million during 2004. The material causes of the pre-tax loss include a deterioration of the Bank's credit quality, resulting in a provision for loan losses of approximately $225 thousand in 2005 and $2.3 million in 2004, as well as increases in non-interest expenses related to the acquisition, maintenance and sale of foreclosed and repossessed property. The after-tax loss in 2004 includes a tax expense of $650,000, which represents the reversal of a tax benefit recognized at the end of 2003. We also had an accumulated deficit of $4.7 million at December 31, 2005. To become profitable, we must increase our net interest income and non-interest income above existing levels. No assurances can be given that such increases will occur, and we will therefore experience continued losses if we are unable to increase revenues sufficiently.

OUR ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT TO ABSORB PROBABLE LOSSES IN OUR LOAN PORTFOLIO.

     Lending money is a substantial part of our business. However, every loan we make carries a risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.
At December 31, 2005, our allowance for probable loan losses represented 3% of our total loans, 46% of our total non-performing assets and 91% of our total non-performing loans. If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

WE ARE UNDER A FORMAL AGREEMENT WITH THE OCC, UNDER WHICH WE ARE REQUIRED TO MAINTAIN HIGHER THAN NORMAL CAPITAL LEVELS.

     On August 18, 2004, the Bank entered a formal written agreement with the OCC, which has an indefinite term and which sets forth a series of actions necessary to correct identified weaknesses. Failure to meet the requirements of the formal agreement may result in additional sanctions against the Bank.

     Under the formal agreement, the Bank is required to maintain a ratio of "Tier 1 Capital" to average assets of 9.0%, which is significantly higher than the 5% level generally necessary for "well capitalized" status under applicable banking laws and regulations. The Bank is also required to maintain a ratio of Total Capital to risk-weighted assets of 14.0%. The Bank has also agreed to give the OCC at least thirty days' prior notice of any significant deviations or changes from its operating plan as approved by the OCC. We have also agreed with the Board of Governors of the Federal Reserve System that we will obtain its approval prior to incurring any significant holding company indebtedness. Failure to obtain such approvals could adversely affect our future.

WE HAVE PREVIOUSLY IDENTIFIED WEAKNESSES IN OUR OVERALL CREDIT RISK MANAGEMENT PROCESS.

     In a series of audits conducted during the last quarter of 2003 and first quarter of 2004 by the Bank's internal and external auditors and the OCC, several weaknesses were identified in the overall credit risk management process of the Bank. If these weaknesses have not been adequately addressed, our business, financial condition and profitability may suffer.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE OR MAY ONLY BE AVAILABLE ON UNFAVORABLE TERMS.

     If we are unable to enter a strategic partnership, we may be required to raise additional capital. If additional capital is needed, there can be no assurance that it will be available when desired or on such terms as we may find acceptable. Future efforts to raise capital through the sale of securities could reduce the proportionate interest of our shareholders.

AN ECONOMIC DOWNTURN, ESPECIALLY IN NORTHERN GEORGIA, COULD HAVE AN ADVERSE EFFECT ON THE QUALITY OF OUR LOAN PORTFOLIO AND OUR FINANCIAL PERFORMANCE.

     Economic recession over a prolonged period or other economic problems in Hall County, Georgia or in our state or nation generally could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services. For example, a downturn in the local economy could make it more difficult for borrowers to repay their loans, which could lead to loan losses. This could in turn reduce our net income and profitability.

UNEXPECTED CHANGES IN INTEREST RATES MAY DECREASE OUR NET INTEREST INCOME.

     If we are unsuccessful in managing interest rate fluctuations, our net interest income could decrease materially. Our operations depend substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Like most depository institutions, our earnings and net interest income are affected by changes in market interest rates and other economic factors beyond our control.

INDUSTRY COMPETITION MAY HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY.

     Competition in the banking and financial services industry is intense, and our profitability depends upon our continued ability to compete in our market area. We compete with national, regional and community banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms and insurance companies to affiliate, a number of larger financial institutions and other corporations offering wider variety of financial services than we currently offer could enter and aggressively compete in the market we currently serve. Many of these competitors have substantially greater resources, lending limits and operating histories than we do and may offer services that we do not or cannot provide

GOVERNMENT REGULATION MAY HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY AND
GROWTH.

     Bank holding companies and banks are subject to extensive state and federal government supervision and regulation. Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect our ability to maintain profitability and continue to grow. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. In addition, the burden imposed by federal and state regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations and enforcement policies that apply to us have been subject to significant, and sometimes retroactively applied, changes in recent years, and may change significantly in the future. Future legislation or government policy may also adversely affect the banking industry or our operations.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

     The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Under the regulations implementing the Gramm-Leach-Bliley Act, the following activities are considered financial in nature:

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

THE NATIONAL BANK OF GAINESVILLE

     Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking
practices or other violations of law.   Because the Bank's deposits are insured
by the FDIC to the maximum extent provided by law, the Bank is subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is less than "satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

          - Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

          - Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

          - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

          - Soldiers' and Sailors' Civil Relief Act of 1940, as amended by the Servicemembers Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

          - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The Bank's deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

          - Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

          - Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

          - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

FORMAL AGREEMENT

     On August 18, 2004, the Bank entered a Formal Agreement with the Office of the Comptroller of the Currency. The Formal Agreement requires specific actions to strengthen or correct identified weaknesses. The Bank has agreed to maintain a Total Capital to risk-weighted assets ratio of at least fourteen percent (14%) and a Tier 1 Capital to adjusted total assets ratio of at least nine percent (9%).

     In addition, the Bank has committed to:

     -    adopt a written strategic plan covering at least a three-year period;

     -    review and revise its written loan policy;

     -    obtain an independent review of its loan program; and

     - review the adequacy, and establish a program to maintain the adequacy of, its allowance for loan and lease losses.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the OCC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     Under the terms of the Formal Agreement, the Bank is required to maintain a Total Capital ratio to risk-weighted assets of at least 14.0% and a Tier 1 Capital to average assets of at least 9.0%. Total Capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 14.51%, our ratio of Tier 1 Capital to risk-weighted assets was 13.24% and our ratio of Tier 1 Capital to average assets was 9.18%.

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

     The Bank is also subject to restrictions on extensions of credit to its executive officer, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

ANTI-TERRORISM AND MONEY LAUNDERING LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

FEDERAL DEPOSIT INSURANCE REFORM

     On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

     Among other things, FDIRA changes the Federal deposit insurance system by:

     -    raising the coverage level for retirement accounts to $250,000;

     - indexing deposit insurance coverage levels for inflation beginning in 2012;

     - prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

     - merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the "DIF"); and

     - providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

     FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 1, 2006, NBOG had 993,560 shares of common stock outstanding and approximately 953 shareholders of record. There is currently no market for our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market. There is only incomplete information about trades of our shares and the prices at which any shares have traded.

     To our knowledge, no trades outside of our stock rights offering occurred during 2005, while sporadic trades occurred during 2004 and 2003 at a price of $10.00 per share.

     From July 2003 through January 2004, the Company undertook a private offering. As of December 31, 2003, the Company had sold 91,168 shares of common stock, no par value, in a private offering for $10.00 per share, or an aggregate offering price of $911,680. On January 31, 2004, the Company completed the private placement, selling an additional 100 shares of common stock, no par value, for $10.00 per share, or an aggregate offering price of $1,000. In total, the Company sold 91,268 shares of common stock, raising an aggregate of $912,680, excluding offering expenses. The shares were sold to 116 purchasers, which included accredited investors, as defined under Rule 501 of the Act and no more than 35 unaccredited investors. The unaccredited investors were "sophisticated" as defined in Rule 506(b)(2)(ii) of Regulation D. No underwriters were involved in the private placement.

     From December 2004 through January 2005, the Company undertook a private offering. As of December 31, 2004, the Company had sold 58,399 shares of common stock, no par value, in a private offering for $6.00 per share, or an aggregate offering price of $350,394. On January 31, 2005, the Company completed the private placement, selling an additional 16,667 shares of common stock, no par value, for $6.00 per share, or an aggregate offering price of $100,002. In total, the Company sold 75,066 shares of common stock, raising an aggregate of $450,396, excluding offering expenses. The Company sold the shares to fourteen purchasers in a private placement exempt from registration under Section 4(2) of the Act because they were transactions by an issuer that did not involved a public offering. No underwriters were involved in the private placement.

     Between March 28, 2005 and May 31, 2005, seven of the Company's directors exercised outstanding warrants and options to purchase 49,675 shares of the Company's common stock, no par value, at $10.00 per share for total aggregate proceeds of $496,750. There were no brokerage or underwriting commissions paid in this private placement. The common stock was sold under the exemption from registration provided by Section 3(a)(9) of the Act because no commissions or other remuneration was paid or given directly or indirectly for soliciting such exercise of warrants and options.

     In 2005, the Company sold 119,829 shares in a registered public offering of the Company's common stock at $4.00 per share for total aggregate proceeds of $479,316, excluding offering expenses. This public offering was completed on March 31, 2006, selling an additional 2,000 shares for additional proceeds of $8,000, excluding offering expenses.

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

The following discussion describes our results of operations for 2005 as compared to 2004 and also analyzes our financial condition as of December 31, 2005 as compared to December 31, 2004. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2005 and 2004 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.
Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this annual report.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements. Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2005 included elsewhere in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

FORMAL AGREEMENT

On August 18, 2004, the Bank entered a formal written agreement with the OCC, which set forth a series of actions necessary to correct identified weaknesses.

The table below describes each requirement of the Formal Agreement with the OCC and the Bank's corrective action or the current status and efforts to correct the issues identified in the Formal Agreement.

REQUIREMENT                                       CORRECTIVE ACTION/STATUS
------------------------------------------------  ------------------------------------------------------------

Appoint a compliance committee to monitor         The Bank established a compliance committee consisting
the Bank's compliance with the Formal             of Directors Palmour, Dunagan, Anderson, and Turner
Agreement.                                        in September 2004.  The committee was previously
                                                  meeting monthly to monitor compliance and report
                                                  monthly to the OCC until its dissolution on January 26,
                                                  2006 after a board resolution was adopted notifying the
                                                  OCC of the Directors' intention to identify, and enter into an agreement with, a strategic partner who would either
                                                  purchase the entire institution or a significant interest in the institution.

Obtain a permanent President and Senior           President Albert F. Satterwhite and Senior Lender
Lender.                                           Michael S. Lynch, who were previously hired by the
                                                  Bank, both resigned during the third quarter.  The
                                                  Company's Chief Financial Officer, W. Bryan Hendrix
                                                  was named as Acting Bank President during the interim
                                                  and is currently responsible for managing the Bank.
                                                  Jeffery W. Johnson was appointed as the Bank's Acting
                                                  Senior Lender to help during the interim and R. Allen
                                                  Smith was also retained as an advisor to the Board and
                                                  as an OCC liaison.  Pursuant to the board resolution
                                                  adopted on January 26, 2006, the OCC will allow
                                                  Acting President Hendrix and Acting Senior Lender
                                                  Johnson to remain in their positions for up to ninety days during the Company's search for a strategic partner.


REQUIREMENT                                       CORRECTIVE ACTION/STATUS
------------------------------------------------  ------------------------------------------------------------

By September 30, 2004, achieve and                At the end of January 2005, the Bank achieved and has
maintain the following capital ratios:            since maintained Total Capital at least equal to 12% of
  -  Total Capital at least equal to 12%          risk-weighted assets and Tier 1 Capital at least equal to
     of risk-weighted assets; and                 8% of adjusted total assets.
  -  Tier 1 Capital at least equal to 8%
     of adjusted total assets.

By March 31, 2005, achieve and maintain the       At the end of March 2005, the Bank achieved and has
following capital ratios:                         since maintained Tier 1 Capital at least equal to 9% of
  -  Total Capital at least equal to 14%          adjusted total assets. While the Bank obtained Total
     of risk-weighted assets; and                 Capital at least equal to 14% of risk weighted assets at
  -  Tier 1 Capital at least equal to 9% of       March 31, 2005, Total Capital fell below 14% of risk
     adjusted total assets.                       weighted assets from the period of June 30, 2005 to
                                                  September 30, 2005.  At December 31, 2005, Total
                                                  Capital represented 14.51% of risk weighted assets.

Develop, implement and thereafter ensure          Pursuant to the board resolution adopted on January 26,
Bank adherence to a three-year capital            2006, the OCC will waive the completion of an updated
program.                                          three-year capital program for up to 90 days during the
                                                  Company's search for a new strategic partner.

Revise the Bank's written loan policy.            The Board of Directors has reviewed and revised the
                                                  Bank's written loan policy.  This policy has been adopted
                                                  and implemented by the Board and will be monitored for
                                                  Bank adherence.  A copy of the policy was forwarded to
                                                  the OCC.

Employ a qualified consultant to perform an       The Bank has entered into a two-year service agreement
ongoing asset quality review of the Bank          with Professional Bank Services (PBS) of Louisville,
until such time as an ongoing internal asset      Kentucky to perform periodic credit review
quality review system is developed by the         examinations.
Board, implemented and demonstrated to be
effective.

Obtain current and satisfactory credit            Current and satisfactory credit information has been
information on all loans over $25,000 lacking     obtained on all loans over $25,000.  Proper collateral
such information and obtain proper collateral     documentation has also been obtained on all loans
documentation on all loans.                       identified with collateral deficiencies. Any loans for
                                                  which the Bank was unable to obtain satisfactory credit
                                                  or collateral documentation have been classified by the
                                                  Bank.


REQUIREMENT                                       CORRECTIVE ACTION/STATUS
------------------------------------------------  ------------------------------------------------------------

Adopt, implement and thereafter take all          The Bank has adopted and implemented the appropriate
available measures to ensure the Bank's           measures to ensure the Bank's adherence to the written
adherence to a written program designed to        program designed to eliminate the basis of criticism of
eliminate the basis of criticism of assets        assets criticized in the Report of Examination, in any
criticized in the Report of Examination, in       subsequent Report of Examination or by any internal or
any subsequent Report of Examination or by        external loan review, or in any list provided to
any internal or external loan review, or in any   management by the National Bank of Examiners.  The
list provided to management by the National       Compliance Committee reviews a list of all criticized
Bank of Examiners.  The Board or a                assets each month to ensure Bank adherence and
designated committee, shall conduct a review      forwards a copy of this list to the OCC.
of this process on a quarterly basis to
determine the status of each criticized asset
or criticized portion thereof that equals or
exceeds $50,000, management's adherence to
the program adopted pursuant to this
requirement, the status and effectiveness of
the written program, and the need to revise
the program or take alternative action.

Review on a quarterly basis the Bank's            The Board has established a methodology to analyze and
Allowance for Loan Losses and establish a         review the adequacy of the Bank's Allowance for Loan
program for maintenance of an adequate            Losses, which is reviewed on a monthly basis to ensure
allowance.  Any deficiency in the allowance       adequate reserves will be maintained at the end of the
shall be remedied in the quarter it is            fiscal quarter.  Any deficiency in the amount of reserves
discovered by additional provisions from          maintained in the loan loss allowance will be remedied
earnings.  Written documentation shall also       by the end of the quarter as required by the Formal
be maintained indicating the required factors     Agreement.  Written documentation is also maintained in
considered and conclusions reached by the         the file indicating the factors considered and conclusions
Board in determining the adequacy of the          reached by the Board in determining the adequacy of the
allowance.                                        Allowance for Loan and Lease Losses.

Adopt, implement and thereafter ensure Bank       Pursuant to the board resolution adopted on January 26,
adherence to a written strategic plan for the     2006, the OCC will waive the completion of an updated
Bank covering at least a three-year period.       three-year strategic plan for up to 90 days during the
                                                  Company's search for a new strategic partner.

Pursuant to the terms of the formal agreement indicated above, the Company had committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, the Board passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC has agreed to a ninety day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and the development of a strategic plan.

While not meeting these requirements could expose the Bank to further regulatory actions, and these matters raise a substantial doubt about the Bank's ability to continue as a going concern, the Bank is currently engaged in discussions with a potential purchaser.

RESULTS OF OPERATIONS

A net loss of $1,072,000 was incurred for 2005 down $1,818,000 from the net loss of $2,890,000 that was incurred during 2004. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities. Net interest income decreased to $1,638,000 for the year ended December 31, 2005 compared to $2,401,000 for the year ended December 31, 2004. This decrease, however, was offset significantly by the reduction in provision expense recorded for the allowance for loan losses in 2005. These items are discussed in further detail later in the discussion.

The provision for loan losses for 2005 was $225,000 (same amount as it was at September 30, 2005) versus the $2,275,000 that was expensed for 2004. This difference of $2,050,000 or 90% is an indication of the improvement in the credit quality of the Bank's loan portfolio and of management's continued efforts to identify and reduce criticized and classified loans. The current allowance for loan losses at December 31, 2005 reflects management's estimate of potential losses inherent and remaining in the loan portfolio. We believe our estimates are sufficient to absorb any such losses.

Non-interest income for the year ended December 31, 2005 totaled $79,000 compared to $162,000 in 2004. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income, and investment security gains/(losses). With the closing of the mortgage loan division at the end of 2004, the Bank's non-interest income derived from mortgage origination fees declined by $79,000 in 2005. Non-interest expenses in 2005 were $2,564,000 compared to $2,513,000 in 2004. The largest component of non-interest expenses is salaries and benefits, which totaled $1,110,000 for the year ended December 31, 2005, compared to $1,165,000 for the year ended December 31, 2004.

NET INTEREST INCOME

For the years ended December 31, 2005 and 2004, net interest income totaled $1,638,000 and $2,401,000, respectively. This decrease of $763,000 was due to a lower volume of loan demand during 2005 as well as interest foregone due to classified loans being placed in a non-earning status. In addition, this reduction was part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank. Interest income from loans, including fees, was $2,357,000, which represented a higher yield of 8.22% in 2005 when compared to the 7.71% yield earned in 2004. The increase in yield on loans was mostly due to the rising interest rate environment of 2005, which had a positive impact on the bank's adjustable rate loans. This increase was also due to higher rates earned on work-out loans and other problem credits that the bank retained in its loan portfolio. Interest expense totaled $1,056,000 for the year ended December 31, 2005 compared to $1,144,000 in 2004. The net interest margin realized on earning assets and the interest rate spread were 4.27% and 3.99%, respectively, for the year ended December 31, 2005, as compared to an interest rate margin of 4.53% and interest rate spread of 4.28% in 2004.

AVERAGE BALANCES AND INTEREST RATES

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2005 and 2004 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.


                                            For the Year Ended December 31, 2005          For the Year Ended December 31, 2004
                                        --------------------------------------------  --------------------------------------------
                                                                (Amounts presented in thousands)
                                           Average                        Yield/         Average                        Yield/
                                           Balance         Interest        Rate          Balance         Interest        Rate
                                        --------------  -------------  -------------  --------------  -------------  -------------
Assets:
  Interest earning assets:
    Loans (including loan fees)         $      28,687   $       2,357          8.22%  $      43,718   $       3,371          7.71%
    Investment securities                       7,167             261          3.64%          3,163              95          3.00%
    Interest bearing deposits                      49               1          2.04%              -               -             -
    Federal funds sold                          2,480              75          3.02%          6,165              80          1.30%
                                        --------------  -------------  -------------  --------------  -------------  -------------
  Total interest earning assets                38,383           2,694          7.02%         53,046           3,546          6.68%
  Other non-interest earnings assets            3,620                                         2,830
                                        --------------                                --------------

        Total assets                    $      42,003                                 $      55,876
                                        ==============                                ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand           $         390   $           6          1.54%  $         451   $           4           .89%
      Savings and money market                  3,652              55          1.51%          4,746              51          1.07%
      Time                                     30,862             995          3.22%         42,517           1,089          2.56%
    Other                                           2               -             -               -               -             -
                                        --------------  -------------  -------------  --------------  -------------  -------------
Total interest-bearing liabilities             34,906           1,056          3.03%  $      47,714           1,144          2.40%
Other non-interest bearing
    liabilities                                 3,147                                         2,950
Stockholders' equity                            3,950                                         5,212
                                        --------------                                --------------

        Total liabilities and
          stockholders' equity          $      42,003                                 $      55,876
                                        ==============                                ==============

Excess of interest-earning assets
  over interest-bearing liabilities     $       3,477                                 $       5,332
                                        ==============                                ==============

Ratio of interest-earning assets
  to interest-bearing liabilities              109.96%                                       111.18%

Net interest income                                     $       1,638                                 $       2,401
                                                        =============                                 =============

Net interest spread                                                            3.99%                                         4.28%
                                                                       =============                                 =============

Net interest margin                                                            4.27%                                         4.53%
                                                                       =============                                 =============

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

                                          2005 COMPARED TO 2004
                                  INCREASE (DECREASE) DUE TO CHANGES IN
                                    VOLUME        RATE          NET
                                 ------------  -----------  ------------
CHANGE
------
Interest income on:
    Loans (including loan fees)  $    (1,234)  $       221  $    (1,013)
    Investment securities                146            20          166
    Interest bearing deposits              1             -            1
    Federal funds sold                  (112)          107           (5)
                                 ------------  -----------  ------------
                                      (1,199)          348         (851)
                                 ------------  -----------  ------------

Interest expense on:
    Interest-bearing demand               (1)            3            2
    Savings and money market             (16)           20            4
    Time                                (376)          282          (94)
                                 ------------  -----------  ------------
                                        (393)          305          (88)
                                 ------------  -----------  ------------

                                 $      (806)  $        43  $      (763)
                                 ============  ===========  ============


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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2005, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                            At December 31, 2005
                                                          Maturing or Repricing in
                                                          ------------------------
                                                            (dollars in thousands)


                                           Three Months    Four Months     1 to 5    Over 5
                                             or Less       to 12 Months    Years     Years     Total
                                          --------------  --------------  --------  --------  -------
Interest-earning assets:
    Investment securities                 $           -   $         194   $ 5,538   $ 2,693   $ 8,425
    Federal funds sold                               95               -         -         -        95
    Loans                                        13,463           3,830     8,129        93    25,515
                                          --------------  --------------  --------  --------  -------

Total interest-bearing assets                    13,558           4,024    13.667     2,786    34,035
                                          --------------  --------------  --------  --------  -------

Interest-bearing liabilities:
    Deposits:
    Savings and demand                            2,977               -         -         -     2,977
    Time deposits                                 2,285          18,679     7,486         -    28,450
                                          --------------  --------------  --------  --------  -------

Total interest-bearing liabilities                5,262          18,679     7,486         -    31,427
                                          --------------  --------------  --------  --------  -------

Interest sensitive difference per period          8,296         (14,655)    6,181     2,786   $ 2,608
                                          --------------  --------------  --------  --------  =======
Cumulative interest sensitivity
    difference                            $       8,296   $      (6,359)  $  (178)  $ 2,608
                                          ==============  ==============  ========  ========
Cumulative difference to total
    interest earning assets                       24.38%        (18.68)%    (.52)%     7.66%
                                          ==============  ==============  ========  ========

At December 31, 2005, the difference between the Bank's liabilities and assets repricing or maturing within one year was $6,359,000. Due to an excess of liabilities re-pricing or maturing within one year, an increase in interest rates could cause the Bank's net interest income to decrease. Because the liabilities that will be re-pricing in the next year were originally made at higher promotional rates, we believe that our liability sensitive position will not substantially impact net interest income despite rising interest rates, since deposit rates are typically managed based on loan demand and current liquidity levels.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although particular assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, some assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table, include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $225,000 for the year ended December 31, 2005 as compared to the $2,275,000 that was charged against earnings in 2004. The loan portfolio decreased by approximately $6.8 million during the year ended December 31, 2005. The allowance for loan losses was $785,000 or 3.08% of gross loans at December 31, 2005 compared to $990,000 or 3.07% of gross loans at December 31, 2004. The $205,000 or 21% decrease in the allowance to loan loss is reflective of the reduction in criticized and classified loans during 2005. Classified loans as of December 31, 2005 represented 22% of total gross loans and the actual reserves allotted for these loans represented 73% of the total allowance for loan losses.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. We consider the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank's internal analysis and on credit review examinations conducted by regulatory authorities and third-party review services. The additions to the allowance for loan losses in 2005 and 2004 resulted in both a decrease in earnings and in capital.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands:

                                                                       DECEMBER 31,
                                                       2005                                   2004
                                        ------------------------------------  ------------------------------------

                                                           Percent of loans                      Percent of loans
                                                           in each category                      in each category
                                             Amount         to total loans         Amount         to total loans
                                        -----------------  -----------------  -----------------  -----------------

Commercial, financial and agricultural  $             137                17%  $             162                22%
Real estate - mortgage                                471                60%                232                49%
Real estate - construction                             75                10%                450                 5%
Consumer                                              102                13%                146                24%
                                        -----------------  -----------------  -----------------  -----------------
                                        $             785               100%  $             990               100%
                                        =================  =================  =================  =================


The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                2005                2004
                                                         ------------------  ------------------
          Balance at the beginning of period             $             990   $             566
          Charge-offs:
            Commercial, financial and agricultural                       -                 811
            Real estate - mortgage                                     272                 346
            Real estate - construction                                 251                 459
          Consumer                                                     255                 433
                                                         ------------------  ------------------
          Total Charged-off                                            778               2,049
                                                         ------------------  ------------------

          Recoveries:
            Commercial, financial and agricultural                      32                 142
            Real estate - mortgage                                     239                   -
            Real estate - construction                                   -                  24
          Consumer                                                      77                  32
                                                         ------------------  ------------------
          Total Recoveries                                             348                 198
                                                         ------------------  ------------------

          Net Charge-offs                                              430               1,851
                                                         ------------------  ------------------

          Provision for Loan Loss                                      225               2,275
                                                         ------------------  ------------------

          Balance at end of period                       $             785   $             990
                                                         ==================  ==================

          Total loans at end of period                   $          25,515   $          32,292
          Average loans outstanding                      $          28,687   $          43,718

          As a percentage of average loans:
              Net loans charged-off                                   1.50%               4.23%
              Provision for loan losses                                .78%               5.20%

          Allowance for loan losses as a percentage of:
              Year end loans                                          3.08%               3.07%

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2005 and 2004 (amounts are presented in thousands):

                                                      DECEMBER 31,
                                                   ------------------
                                                     2005      2004
                                                   --------  --------
          Other real estate and repossessions      $   839   $ 1,973
          Non-accrual loans                            778     1,730
          Accruing loans 90 days or more past due       80         -
                                                   --------  --------
          Total non-performing assets              $ 1,697   $ 3,703
                                                   ========  ========
          As a percentage of gross loans:             6.65%    11.47%

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonacrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. The $80,309 loan at the end of 2005 was transferred to a non-accrual status the next business day in accordance with bank policy. At December 31, 2005, there were $778,000 in loans outstanding, which were accounted for as non-accrual loans whereas there were $1,730,000 in outstanding loans accounted for as non-accrual loans at December 31, 2004, a difference of $952,000 or 55%. Additionally, the $2,006,000 or 54% decline in non-performing assets from December 31, 2004 to December 31, 2005 attributed to the lower provision for loan loss expense in 2005 and allowed management to maintain lower loan loss reserves for the year. Interest income that would have been reported on the non-accrual loans in 2005 totaled $46,533 and in 2004 totaled $109,830.

The Bank classifies all loans whose collection status is in doubt. As of December 31, 2005, there were no loans not currently past due, on non-accrual, or restructured where the Bank had serious doubts regarding the borrower(s) ability to repay the debt.

NON-INTEREST INCOME AND EXPENSE

Non-interest income for the year ended December 31, 2005 totaled $79,000 as compared to $162,000 for the year ended December 31, 2004. This decrease in non-interest income was primarily due to the $79,000 decline in mortgage loan origination fees. After the mortgage loan division was closed at the end of 2004, there was little demand for mortgage loan origination during 2005. All mortgage requests received in 2005 were processed by the bank's lending staff and underwritten and funded by an outside mortgage broker.

Total non-interest expense for the year ended December 31, 2005 was $2,564,000 as compared to $2,513,000 for the same period in 2004. Salaries and benefits, the largest component of non-interest expense, totaled $1,109,000 for the year ended December 31, 2005, compared to $1,165,000 for the same period a year ago. Salary and benefits expense decreased primarily due to the downsizing of two staff positions and the resignation of three officers, two of which were members of senior management. Occupancy totaled $373,000 for the year ended December 31, 2005, compared to $307,000 for the year ended December 31, 2004. Occupancy expense increased primarily due to one full year of expense in the Bank's new main office building at 807 Dorsey Street. Accordingly, the Bank incurred higher utility, maintenance, and depreciation costs associated with the use of a larger facility. Professional fees totaled $256,000 for the year ended December 31, 2005, compared to $267,000 for 2004. The decrease in professional fees was mostly due to $39,000 in placement fees for the recruitment and replacement of key personnel as in 2004 as well as lower fees incurred during 2005 for credit review and other outside services.

Other non-interest expenses were $825,000 for the year ended December 31, 2005 as compared to $775,000 for the year ended December 31, 2004. This increase is due primarily to expenses of $249,000 related to the acquisition, maintenance and sale of foreclosed and repossessed property. In addition, higher FDIC and OCC assessments of $92,549 for 2005 as compared to $37,507 for the same period in 2004, also contributed to the increase in non-interest expense.

INCOME TAXES

For the year ended December 31, 2005, the Company's net loss did not reflect any tax benefit or expense whereas the net loss in 2004 reflected a tax expense of $665,000. The majority of the 2004 expense was a reversal of a $650,000 tax benefit recognized at the end of 2003. Prior to 2003, the Company did not recognize a deferred tax asset as the ultimate realization of these assets were in doubt as the Company had not reported a consistent level of earnings which would support the recognition of the deferred tax asset. As of December 31, 2003, the Company had generated nine consecutive months of net income primarily from core earnings which, at that time, management believed was indicative of the Company's ability to continue to generate taxable income and allowed the recognition of the deferred tax asset. However, during 2004 when it became apparent that the Company would not continue to generate taxable income at a consistent level, the tax benefit recognized in 2003 had to be reversed and recorded against current 2004 earnings.

FINANCIAL CONDITION

Total assets decreased $10,130,000, or 21% from December 31, 2004 to December 31, 2005. The primary source of reduction was in net loans, which decreased $6,572,000 or 21%, during the year ended December 31, 2004. The Bank anticipated a decline in the loan portfolio during 2005, with the replacement of run-off and problem loans coupled with limited and flat loan growth for the year as part of management's overall restructuring of the Bank. This decline was intended by management to address the Bank's credit quality issues, but was not required by the Formal Agreement. Investment securities available-for-sale increased $3,076,000 from $5,349,000 at December 31, 2004 to $8,425,000 at
December 31, 2005. Federal funds sold decreased $5,206,000 from $5,301,000 at December 31, 2004 to $95,000 at December 31, 2005 as excess funds were invested in higher yielding securities and loans, when demand warranted. Also, with slower loan growth, funds were managed at a lower level in 2005 since the Bank was not required to pay higher interest rates on new deposits to help fund loan demand or to match local market rates on existing deposits to maintain adequate liquidity.

Total deposits decreased $9,785,000, or 22% during 2005. This decrease was also part of management's ongoing efforts to reduce the overall size of the Bank by matching funding levels with loan balances and maturities. In addition, the Bank's local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying the highest and most attractive interest rates and terms. If needed, management believes it can raise the Bank's interest rates or match local deposit rates to attract new funds or retain existing deposits

LOANS

Gross loans totaled $25,515,000 at December 31, 2005, a decrease of $6,777,000 or 21% since December 31, 2004. This reduction was part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the bank. Management anticipated that this effort would continue through-out 2005. Balances within the major loans receivable categories as of December 31, 2005 and December 31, 2004 are as follows (amounts are presented in thousands):



                                              2005           2004
                                             -------        -------
     Commercial, financial and agricultural  $ 4,420   17%  $ 7,043   22%
     Real estate - mortgage                   15,346   60%   15,822   49%
     Real estate - construction                1,479    6%    1,783    5%
     Consumer                                  4,270   17%    7,644   24%
                                             -------  ----  -------  ----
                                             $25,515  100%  $32,292  100%
                                             =======  ====  =======  ====

As of December 31, 2005, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

                                 Real Estate
                    Commercial     Mortgage    Consumer    Total
                    -----------  --------------------------------
     Within 1 year  $     2,364  $      8,028  $   1,554  $11,946
                    -----------  ------------  ---------  -------
     1 to 5 years         2,060         7,745      2,618   12,423
     Over 5 years             -         1,051         95    1,146
                    -----------  ------------  ---------  -------
       Totals       $     4,424  $     16,824  $   4,267  $25,515
                    ===========  ============  =========  =======

As of December 31, 2005, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

                          Fixed Interest   Variable Interest
                               Rates             Rates            Total
                          ---------------  ------------------  -----------
          Commercial
            1 to 5 years  $         1,150  $            1,105  $     2,255
            Over 5 years                -                   -            -

          Real estate
            1 to 5 years            3,375               4,357        7,732
            Over 5 years                -               1,050        1,050

          Consumer
            1 to 5 years            2,627                  48        2,675
            Over 5 years               95                   -           95

INVESTMENT SECURITIES

Investment securities available-for-sale increased to $8,425,000 at December 31, 2005 from $5,349,000 at December 31, 2004. This increase was primarily the result of excess funds created from the slow down in loan growth and the Company's intent to restructure the Bank and not to re-finance particular loans. All of the Bank's marketable investment securities were designated as available-for-sale at December 31, 2005 and 2004.

The following table presents the investments by category at December 31, 2005 and 2004 (amounts are presented in thousands):

                                     2005                    2004
                            -----------------------  -----------------------
                            Amortized    Estimated   Amortized    Estimated
                               Cost     Fair Value      Cost     Fair Value
                            ----------  -----------  ----------  -----------
U.S. Government agencies    $    3,990  $     3,919  $    1,499  $     1,485
Mortgage-backed securities       4,608        4,506       3,887        3,864
                            ----------  -----------  ----------  -----------

                            $    8,598  $     8,425  $    5,386  $     5,349
                            ==========  ===========  ==========  ===========


The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented as of December 31, 2005 (amounts are presented in thousands):

                                       U.S.      Weighted    Mortgage    Weighted
                                    Government    Average     Backed      Average
                                     Agencies     Yields    Securities    Yields
                                    -----------  ---------  -----------  ---------
     3 Months or Less               $         -  N/A        $         -  N/A
     After 3 Months through 1 Year  $         -  N/A        $       195      3.00%
     After 1 through 5 years        $     2,495      3.45%  $     3,163      3.66%
     Over 5 years                   $     1,495      5.08%  $     1,250      3.80%

DEPOSITS

At December 31, 2005, total deposits decreased by $9,785,000, or 22% from December 31, 2004. Demand deposits (interest bearing and non-interest bearing) increased $392,000 or 13% during 2005 whereas time deposits decreased $8,011,000, or 22% during the same time period.

Balances within the major deposit categories as of December 31, 2005 and December 31, 2004 are as follows (amounts are presented in thousands):

                                                 2005     2004
                                                -------  -------
          Non-interest-bearing demand deposits  $ 2,515  $ 2,325
          Interest-bearing demand deposits          937      735
          Savings deposits                        2,040    4,206
          Time deposits                          22,020   26,037
          Time deposits over $100,000             6,430   10,424
                                                -------  -------
                                                $33,942  $43,727
                                                =======  =======

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2005 are summarized as follows (amounts are presented in thousands):

          Within 3 months            $  554
          After 3 through 6 months    2,525
          After 6 through 12 months   2,063
          After 12 months             1,288
                                     ------

          Total                      $6,430
                                     ======


CAPITAL  RESOURCES

Total stockholders' equity decreased from $3,918,000 at December 31, 2004 to $3,774,000 at December 31, 2005. This decrease was attributable to the $149,000 increase in the unrealized loss on the Bank's investment security portfolio at December 31, 2005, which is reflected in the accumulated other comprehensive loss at the end of 2005. Stockholders' Equity at the end of 2005 otherwise would have remained at the same level that was reported a year ago. The net loss of $1,072,000 for 2005 was actually offset by the $1,076,000 in capital contributions received through-out the year.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet specific minimum levels of capital adequacy, which are expressed in the form of ratios. Capital is separated into Tier 1 capital (essentially common stockholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide for the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at December 31, 2005:

          Tier 1 capital (to risk-weighted assets)    13.2%
          Total capital (to risk-weighted assets)     14.5%
          Tier 1 capital (to total average assets)     9.2%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of December 31, 2005, met the minimum capital ratios of 14.0% for Total Capital (to risk-weighted assets) and 9.0% for the Tier 1 Capital (to adjusted quarterly average total assets) as required by the Formal Agreement.

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

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $2,900,000. No amounts were advanced on these lines at December 31, 2005.

Cash and cash equivalents as of December 31, 2005 decreased $5,651,000 from December 31, 2004. Net cash used by operating activities totaled $722,000 in 2005. Outflows to financing activities totaled $8,899,000, which were attributable to net decreases in deposits of $9,785,000 while financing activities resulting from the issuance of common stock provided the Company cash proceeds in the amount of $1,076,000.

During 2005, investing activities provided $3,969,000 to cash and cash equivalents. A decrease in net loans provided approximately $5,440,000, while maturities, calls and principal pay-downs of investment securities available-for-sale provided another $1,272,000. Also, proceeds from the sale of Other Real Estate provided an additional $1,828,000 to cash and cash equivalents. Cash from investing activities was used for $4,568,000 in purchases of investment securities available-for-sale and equity securities with no readily available market value.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2005:

          Commitments to extend credit  $2,699,000
          Standby letters of credit     $  294,000

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

SELECTED RATIOS

The following table sets out specified ratios of the Company for the years indicated.

                                               2005      2004
                                            --------  --------

          Net loss to:
            Average stockholders' equity    (27.14)%  (55.45)%
            Average assets                   (2.55)%   (5.17)%
          Dividends to net loss                   -         -
          Average equity to average assets     9.40%     9.33%



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

     -    Consolidated Statements of Changes in Stockholders' Equity;

     -    Consolidated Statements of Cash Flows; and

     -    Notes to Consolidated Financial Statements.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
            DISCLOSURE.

     Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES.

     As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive and financial officer evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their controls evaluation, our CFO has concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     The Company's Board of Directors consists of 7 members and is divided into three classes. Each class of directors serves a staggered three-year term. The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of the director's successor. The following table shows for each director: (a) his or her name; (b) his or her age at December 31,

2005; (c) how long he or she has been a director of the Company; (d) his or her position(s) with the Company, other than as a director; and (e) his or her principal occupation and business experience. Unless otherwise indicated, each director has served continuously in his or her current occupation for the past five years. Each of the directors listed below is also a director of the National Bank of Gainesville.


                                DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                      SINCE     AND BUSINESS EXPERIENCE
------------------------------  --------  --------------------------------------------------------

CLASS I DIRECTORS:
(Term Expiring 2007)

Ann M. Palmour* (68)                      Chairman of the Company; Owner of Palmour
                                2000      Properties (a real estate development company).

Dr. Wendell A. Turner (48)      2001      Medical doctor, Lanier OB-GYN Associates.

CLASS II DIRECTORS:
(Term Expiring 2008)

Paula M. Allen (66)             2000      Principal of Allen & Associates, Inc. (a real estate
                                          investment and management company).

Shelley Palmour Anderson* (40)  2000      Treasurer of the Company; Agent for State Farm
                                          Insurance.

CLASS III DIRECTORS:
(Term Expiring 2006)

Kathy L. Cooper (43)            2000      Secretary of the Company; President of Cooper Family
                                          Enterprises (owns and operates two poultry operations, a
                                          cattle farm, a Christmas tree farm/trim shop, a grading
                                          company, several rental properties); Associate Broker
                                          with Southern Heritage Land Co.

Lanny W. Dunagan (53)           2002      Sole owner of Lanny Dunagan's Welding Service.

Gilbert T. Jones, Sr. (67)      2000      Retired; sole owner of Great Southern Resource &
                                          Investment, Inc. (a development and construction
                                          company).

__________________________________
*     Ann M. Palmour is the mother of Shelley Palmour Anderson.

EXECUTIVE OFFICER

     The table below shows the following information for the Company's executive officer: (a) his name; (b) his age at December 31, 2005; (c) how long he has been an officer or significant employee of the Company; (d) his positions with the Company and the Bank; and (e) his principal occupation for the last five years:

                           HELD
                         POSITION     POSITION WITH THE COMPANY
NAME (AGE)                 SINCE      AND BUSINESS EXPERIENCE
---------------------  -------------  --------------------------------------------------------------
W. Bryan Hendrix (43)           2004  Chief Financial Officer of the Company and the Bank;
                                      Acting Principal Executive Officer of the Company and
                                      Acting President and Chief Executive Officer of the Bank;
                                      Previously, First Vice President and Controller of Gainesville
                                      Bank & Trust in Gainesville, Georgia from 1996 until 2004;
                                      Vice-President and Audit Manager of First National
                                      Bancorp, Inc. from 1984 to 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, its executive officer, and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. The directors, its executive officer, and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, based solely on a review of the copies of these reports furnished to the Company, all of our directors and our executive officer complied with all applicable Section 16(a) filing requirements during 2005.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.    EXECUTIVE COMPENSATION.

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years 2005, 2004 and 2003 for all individuals serving as the Company's Chief Executive Officer during 2005. No other executive officer received a combined payment of salary and bonus in excess of $100,000 for services rendered to the Company during 2005.

SUMMARY COMPENSATION TABLE

                                                              Long Term
                              Annual Compensation        Compensation Awards
-----------------------  ------------------------------  --------------------  -----------------

                                                         Number of Securities      All Other
Name and Position        Year  Salary ($)    Bonus ($)    Underlying Options   Compensation ($)1
-----------------------  ----  -----------  -----------  --------------------  -----------------
Albert F. Satterwhite,   2005       90,667           --                    --                312
Former CEO               2004       80,917           --                    --                384
                         2003           --           --                    --                 --

W. Bryan Hendrix,        2005      121,833           --                20,000                468
Chief Financial Officer  2004       22,000           --                    --                 78
  and Acting CEO         2003           --           --                    --                 --

1     Represents life insurance premiums.


     We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure of the Securities and Exchange Commission's regulations.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides details regarding the stock options granted in 2005 to the executive officers named in the summary compensation table. The options described below are fully vested.

                                               Percentage of Total Options    Exercise
                       Securities Underlying       Granted to Employees        Price     Expiration
Name                     Option Grants (#)           During 2005 (%)         ($/share)      Date
---------------------  ----------------------  ----------------------------  ----------  ----------
Albert F. Satterwhite                      --                           --           --          --

W. Bryan Hendrix                       20,000                         60.6%  $     5.00  10/20/2015

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information as of December 31, 2005 concerning stock options held by the executive officers named in the summary compensation table. The named executive officers did not exercise any options to purchase common stock of the Company during 2005. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.


                                                        Number of Securities            Value of Unexercised In-the
                                                       Underlying Unexercised                Money Options at
                                                    Options at December 31, 2005             December 31, 2005
                                                   -------------------------------  ---------------------------------

                          Shares
                       Acquired on      Value
Name                   Exercise (#)  Realized ($)    Exercisable     Unexercisable     Exercisable     Unexercisable
---------------------  ------------  ------------  ---------------  ---------------  ---------------  ---------------
Albert F. Satterwhite            --            --               --               --               --               --

W. Bryan Hendrix                 --            --               --           20,000               --               --

     There is no active trading market for the Company's common stock. The in-the-money value of the options was based on a value equal to $4.00 per share, which was the price of the Company's ongoing public offering. Since the exercise price of the options is $5.00 per share, the options are not in-the-money.

EMPLOYMENT AGREEMENTS

     On October 20, 2005, the Company entered into an employment agreement with Mr. Hendrix regarding his employment as the Chief Financial Officer of the Company. Under the terms of his employment agreement, Mr. Hendrix is entitled to an annual salary of $130,000 per year. In the event of a change of control, as defined in the employment agreement, Mr. Hendrix is entitled to one year's salary if he is terminated within one year, or resigns within 90 days, of the change of control.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of December 31, 2005 by (a) each director and executive officer named in the Summary Compensation Table and (b) the executive officer and all directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Other than the directors, executive officer, and shareholder listed below, we are unaware of any holder of more than 5% of the Company's common stock.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of December 31, 2005.


                               EXERCISABLE    TOTAL
                    NUMBER OF  WARRANTS &   BENEFICIAL   % OF       NATURE OF BENEFICIAL
NAME                 SHARES      OPTIONS    OWNERSHIP   CLASS             OWNERSHIP
------------------  ---------  -----------  ----------  ------  -----------------------------
DIRECTORS:

Paula Allen            27,500       11,667      39,167    3.9%

Shelley Anderson       22,632        6,734      29,366    2.9%

Kathy Cooper           18,299        6,667      24,966    2.5%  Includes 500 shares held by
                                                                Husband and 300 shares held
                                                                by Children

Lanny Dunagan          38,848       13,334      52,182    4.0%  Includes 500 shares held
                                                                jointly with Son.

Gilbert Jones, Sr.     45,732       20,534      66,266    6.5%  Includes 500 shares held as
                                                                joint custodian for
                                                                Grandchildren


Ann Palmour            57,268       13,358      70,626    7.0%  Includes 5,000 shares held by
                                                                Husband.

Wendell Turner         74,133       27,067     101,200    9.9%

EXECUTIVE OFFICER:

Bryan Hendrix           7,166            0       7,166      *


ALL DIRECTORS AND EXECUTIVE OFFICER AS A GROUP (8 PERSONS):
                    ---------  -----------  ----------  ------
                      291,578       99,361     390,939   35.8%
                    ---------  -----------  ----------  ------

5% SHAREHOLDER:

Roger P. Martin        47,267       30,600      77,867    7.6%


*     Represents less than 1%.

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

Equity compensation plans approved by
security holders                                         53,001  $               6.89                 62,000

Equity compensation plans not approved by
security holders                                        260,060  $               8.08                      -

Total                                                   313,061  $               7.88                 62,000

     NON-QUALIFIED STOCK OPTION AGREEMENT WITH R. ALLEN SMITH. On September 20, 2005 the Company entered a consulting agreement with Mr. Smith, pursuant to which the Company issued a warrant to Mr. Smith to purchase 100,000 shares of the Company's common stock at an exercise price of $5.00 per share. One-third of the option was vested and exercisable upon grant, with the remaining thirds vesting on an annual basis.

     WARRANT AGREEMENTS WITH CERTAIN OF THE COMPANY'S DIRECTORS. On March 25, 2002 the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors. Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable. Exercisable warrants will generally remain exercisable for the ten-year period following the date of issuance. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. During 2005, directors exercised an aggregate of 39,676 warrants, and as of December 31, 2005, 160,060 warrants remained outstanding of which 153,393 are exercisable.

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

ITEM 13.    EXHIBITS LIST.

Exhibit
Number   Description
-------  ----------------------------------------------------------------------------------------------------------

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


10.1*    Employment Agreement dated October 20, 2005, among The National Bank of Gainesville, NBOG
           Bancorporation, Inc. and W. Bryan Hendrix.

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

10.6     Agreement by and between The National Bank of Gainesville and the Office of the Comptroller of the
           Currency, dated August 18, 2004.  Incorporated by reference to Exhibit 10.6 of the Annual Report on
           Form 10-KSB for the year ended December 30, 2004, filed on March 31, 2005.

21       Subsidiaries of NBOG Bancorporation, Inc.  Incorporated by reference to Exhibit 21 of the Annual
           Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

24       Power of Attorney (contained in Signature Page).

31.1     Certification of Principal Executive and Financial Officer pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

32.1     Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 200232.1

99.1     Audited Financial Statements

_____________________
*Indicates management contract or compensatory plan or arrangement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2005 and 2004 by McNair, McLemore, Middlebrooks & Co., LLP.

                          2005     2004
                         -------  -------
     Audit Fees 1        $41,837  $40,991

     Audit-Related Fees    1,830    - 0 -

     Tax Fees 2            3,030    3,871

     All Other Fees 3      6,990    - 0 -

       Total Fees        $53,687  $44,862


1 Represents fees related to the audit and quarterly reviews of consolidated financial statements of the Company and review of regulatory filings.
2    Represents fees related to tax compliance, tax advice and tax planning service.
3    Represents fees related to the stock offering.

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

                                        NBOG BANCORPORATION, INC.

                                        By:  /s/ W. Bryan Hendrix
                                           -------------------------------------
                                        W. Bryan Hendrix,
                                        Chief Financial Officer

                                        Date:  March 31, 2006

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints W. Bryan Hendrix and Ann M. Palmour, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of NBOG Bancorporation and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
----------------------------  ------------------------------  --------------


/s/ Ann M. Palmour
----------------------------
Ann M. Palmour                     Chairman and Director      March 31, 2006

/s/ W. Bryan Hendrix           Principal Executive, Financial
----------------------------       and Accounting Officer
W. Bryan Hendrix                                              March 31, 2006

/s/ Paula M. Allen
----------------------------
Paula M. Allen                            Director            March 31, 2006

/s/ Shelley Palmour Anderson
----------------------------
Shelley Palmour Anderson                  Director            March 31, 2006

/s/ Kathy L. Cooper
----------------------------
Kathy L. Cooper                           Director            March 31, 2006

/s/ Lanny W. Dunagan
----------------------------
Lanny W. Dunagan                          Director            March 31, 2006


Gilbert T. Jones, Sr.                     Director

/s/ Dr. Wendell A. Turner
----------------------------
Dr. Wendell A. Turner                     Director            March 31, 2006

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

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

10.1*           Employment Agreement dated October 20, 2005, among The National Bank of Gainesville, NBOG
                  Bancorporation, Inc. and W. Bryan Hendrix.

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

10.6            Agreement by and between The National Bank of Gainesville and the Office of the Comptroller of the
                  Currency, dated August 18, 2004.  Incorporated by reference to Exhibit 10.6 of the Annual Report on Form
                  10-KSB for the year ended December 30, 2004, filed on March 31, 2005.

21              Subsidiaries of NBOG Bancorporation, Inc.  Incorporated by reference to Exhibit 21 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

24              Power of Attorney (contained in Signature Page).

31.1            Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002.

32.1            Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 200232.1

99.1            Audited Financial Statements

_____________________
*Indicates management contract or compensatory plan or arrangement.