Form 10QSB
period 2006-03-31
NBOG BANCORPORATION INC
filed 2006-05-15
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                        FORM 10-QSB

[X]             QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X].


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   993,560 SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                 MARCH 31, 2006

  Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I. FINANCIAL INFORMATION                                                                   Page No.
-----------------------------                                                                   --------
Item 1.  Financial Statements

        Consolidated Balance Sheets -
          March 31, 2006 (Unaudited) and December 31, 2005 . . . . . . . . . . . . . . . . . .         3

        Consolidated Statements of Operations (Unaudited) -
          Three Months Ended March 31, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . .         5

        Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
          Three Months Ended March 31, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . .         6

        Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . .         7

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .         8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        13

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . .        25

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .        25

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .        25

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25


                       NBOG BANCORPORATION, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                          MARCH 31,     December 31,
                                                             2006           2005
                                                         (UNAUDITED)
                                                         ------------  --------------
CASH AND CASH EQUIVALENTS
  Cash and Due from Banks                                $   398,377   $     680,381
  Federal Funds Sold                                       1,016,000          95,000
                                                         ------------  --------------

                                                           1,414,377         775,381
                                                         ------------  --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE    8,105,384       8,424,986
                                                         ------------  --------------

OTHER INVESTMENTS                                            270,120         270,120
                                                         ------------  --------------

LOANS                                                     25,921,074      25,515,185
  Allowance for Loan Losses                                 (772,551)       (785,326)
                                                         ------------  --------------

                                                          25,148,523      24,729,859
                                                         ------------  --------------

PREMISES AND EQUIPMENT                                     2,324,095       2,315,875
                                                         ------------  --------------

OTHER REAL ESTATE                                          1,149,300         839,000
                                                         ------------  --------------

OTHER ASSETS                                                 377,253         526,077
                                                         ------------  --------------

TOTAL ASSETS                                             $38,789,052   $  37,881,298
                                                         ============  ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                    NBOG BANCORPORATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     MARCH 31,     December 31,
                                                        2006           2005
                                                    (UNAUDITED)
                                                    ------------  --------------
DEPOSITS
  Noninterest-Bearing                               $ 2,391,117   $   2,514,693
  Interest-Bearing                                   32,602,624      31,427,489
                                                    ------------  --------------

                                                     34,993,741      33,942,182
                                                    ------------  --------------

OTHER LIABILITIES                                       395,837         165,233
                                                    ------------  --------------


STOCKHOLDERS' EQUITY
  Preferred Stock, No Par Value; 10,000,000 Shares
    Authorized; No Shares Issued and Outstanding              -               -
  Common Stock, No Par Value; 50,000,000 Shares
    Authorized; 993,530 and 868,198 Shares Issued
    and Outstanding in 2006 and 2005, Respectively    8,426,469       8,603,888
  Accumulated Deficit                                (4,838,543)     (4,656,733)
  Accumulated Other Comprehensive Loss                 (188,452)       (173,272)
                                                    ------------  --------------

                                                      3,399,474       3,773,883
                                                    ------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $38,789,052   $  37,881,298
                                                    ============  ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                    NBOG BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


                                                        2006        2005
                                                     ----------------------
INTEREST INCOME
  Loans, Including Fees                              $ 534,949   $ 643,504
  Investments                                           88,503      53,825
  Federal Funds Sold                                     6,852      20,814
                                                     ----------------------

                                                       630,304     718,143
                                                     ----------------------

INTEREST EXPENSE
  Deposits                                             301,004     231,287
  Federal Funds Purchased                                  191           -
                                                     ----------------------

                                                       301,195     231,287
                                                     ----------------------

NET INTEREST INCOME                                    329,109     486,856

  Provision for Loan Losses                                  -     225,000
                                                     ----------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    329,109     261,856
                                                     ----------------------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                  13,115       9,865
  Mortgage Origination and Processing Fees              10,125         669
  Other                                                  6,023       7,325
                                                     ----------------------

                                                        29,263      17,859
                                                     ----------------------

NON-INTEREST EXPENSES
  Salaries and Employee Benefits                       238,158     304,723
  Occupancy and Equipment                               86,915      98,028
  Professional Fees                                     75,728      51,469
  Other                                                139,380     195,392
                                                     ----------------------

                                                       540,181     649,612
                                                     ----------------------

LOSS BEFORE INCOME TAXES                              (181,809)   (369,897)

  Provision for Income Taxes                                 -           -
                                                     ----------------------

NET LOSS                                             $(181,809)  $(369,897)
                                                     ======================

BASIC LOSS PER SHARE                                 $    (.18)  $    (.45)
                                                     ======================

WEIGHTED AVERAGE SHARES OUTSTANDING                    993,004     820,423
                                                     ======================

The accompanying notes are an integral part of these consolidated statements.

                    NBOG BANCORPORATION, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


                                                   2006        2005
                                                ----------------------
NET LOSS                                        $(181,809)  $(369,897)
                                                ----------------------

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Losses on Securities Arising During the Year    (15,180)    (45,647)
  Reclassification Adjustment                           -           -
                                                ----------------------

  Unrealized Losses on Securities                 (15,180)    (45,647)
                                                ----------------------

COMPREHENSIVE LOSS                              $(196,989)  $(415,544)
                                                ======================

The accompanying notes are an integral part of these consolidated statements.

                     NBOG BANCORPORATION, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31
                                    (UNAUDITED)


                                                            2006          2005
                                                         -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $ (181,809)  $  (369,897)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided (Used) by Operating Activities
      Provision for Loan Losses                                   -       225,000
      Depreciation, Amortization and Accretion               47,562        60,989
      Loss/(Gain) on Sale of Other Real Estate                9,325        (2,712)
      Stock Compensation Expense                              7,980             -
      CHANGE IN
        Other Assets                                        (43,190)      (99,394)
        Other Liabilities                                   230,605      (139,562)
                                                         -----------  ------------

                                                             70,473      (325,576)
                                                         -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investment Securities Available for Sale           -      (994,796)
  Proceeds from Maturities, Calls and Pay-downs of
    Investment Securities Available for Sale                302,388       235,787
  Proceeds from the Sale of Other Investments                     -        21,800
  Net Change in Loans                                      (893,664)    2,391,432
  Proceeds from the Sale of Other Real Estate               155,375       597,112
  Purchases of Premises and Equipment,
    Including Construction in Progress                      (51,578)      (19,699)
                                                         -----------  ------------

                                                           (487,479)    2,231,636
                                                         -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Deposits                                  1,051,559    (4,784,220)
  Payment of Deferred Offering Costs                         (3,556)      (33,075)
  Exercise of Stock Options and Warrants                          -       461,420
  Proceeds from the Issuance of Common Stock                  8,000       100,002
                                                         -----------  ------------

                                                          1,056,002    (4,255,873)
                                                         -----------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        638,996    (2,349,813)

CASH AND CASH EQUIVALENTS, BEGINNING                        775,381     6,426,521
                                                         -----------  ------------

CASH AND CASH EQUIVALENTS, ENDING                        $1,414,377     4,076,708
                                                         ===========  ============

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2005 Form 10-KSB.

STOCK  COMPENSATION  PLANS

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (FAS 123R) on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense is recognized in the statement of income for unvested awards that were granted prior to the date of adoption based on the fair value of the award as determined at the grant date. The financial statements as of and for the three months ended March 31, 2006 reflect additional compensation expense of $7,980 as a result of implementing FAS 123R. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated. Therefore, the results for the first quarter of 2006 are not directly comparable to the same period in 2005.

Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three months ended March 31, 2005, the Company's pro forma net loss and loss per share would have been as follows:

                                                       Quarter Ended
                                                       March 31, 2005
                                                      ----------------
Net loss:

      As reported                                     $      (369,897)
  Deduct:  Total stock-based employee compensation
  expense determined under fair value method for all
  awards, net of related tax effects                          155,694
                                                      ----------------

Pro forma                                             $      (525,591)
                                                      ================


LOSS PER COMMON SHARE:
As reported:

  Basic                                               $         (0.45)
                                                      ================
  Diluted                                                       (0.45)
                                                      ================

Pro forma:

  Basic                                               $         (0.64)
                                                      ================
  Diluted                                                       (0.64)
                                                      ================


The Company utilizes a valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. No stock options were granted during the quarter ended March 31, 2006.

NOTE 2 - CRITICAL ACCOUNTING POLICIES AND ESTIMATES
---------------------------------------------------

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB.

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

The Company believes that the provision and allowance for loan losses and income taxes are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the provision for allowance for loan losses and income taxes for a description of the Company's processes and methodology for determining the allowance for loan losses and income taxes.

NOTE  3  -  NET  LOSS  PER  SHARE
---------------------------------

Net loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. No common stock equivalents were considered in 2006 and 2005 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE  4  -  LOANS
-----------------

Activity in the allowance for loan losses for the three months ended March 31, 2006 and the twelve months ended December 31, 2005 is summarized as follows:

                                   2006        2005
                                 ---------  ----------
Beginning Balance                $785,326   $ 989,852
Provision Charged to Operations         -     225,000
Loan Charge-Offs                  (22,011)   (777,586)
Loan Recoveries                     9,236     348,060
                                 ---------  ----------

Ending Balance                   $772,551   $ 785,326
                                 =========  ==========


The following is a summary of risk elements in the loan portfolio for the three months ended March 31, 2006 and the twelve months ended December 31, 2005:

                                                              2006         2005
                                                           -----------  -----------
Loans on Nonaccrual                                        $  573,008   $  778,216
Loans Past Due 90 Days and Still Accruing                           -       80,309
Other Real Estate Owned and Repossessions                   1,149,300      839,000
                                                           -----------  -----------

Total Nonperforming Assets                                 $1,722,308   $1,697,525
                                                           ===========  ===========

Total Nonperforming Assets as a Percentage of Gross Loans        6.64%        6.65%
                                                           ===========  ===========


As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. Interest income that would have been reported on the non-accrual loans totaled $21,331 for the three months ended March 31, 2006 and totaled $46,533 for the twelve months ended December 31, 2005.

NOTE  5  -  INCOME  TAXES
-------------------------

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of March 31, 2006 and December 31, 2005 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards. If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE  6  -  REGULATORY  MATTERS
-------------------------------

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency (OCC), which outlines actions to be taken by the Bank to address concerns by the OCC. One provision of the agreement called for the Bank to maintain a Total Capital (to risk-weighted assets) ratio of 14.0 percent and Tier 1 Capital (to average assets) ratio of
9.0 percent as of March 31, 2005. The Bank's ratios of Total Capital to risk weighted assets and Tier 1 Capital to average assets at March 31, 2006 were 13.48% and 9.34%, respectively. (See the section entitled the "Formal Agreement" under Management's Discussion and Analysis for further details regarding the Bank's compliance with each provision of the agreement with the OCC.)

NOTE  7  -  SUBSEQUENT  EVENT
-----------------------------

On May 5, 2006, NBOG Bancorporation, Inc. (NBOG) and Nuestra Tarjeta de Servicios, Inc. (NTS) entered into an Agreement and Plan of Merger (the Merger Agreement), that provides, among other things, for NBOG to be merged with and into NTS in a two-step merger (the Merger).

Under the terms of the Merger Agreement, the aggregate merger consideration payable to NBOG shareholders and option holders will equal $6,500,000 less various amounts incurred prior to closing, which include the cost of tail insurance, payments, if any, for termination fees and similar change in control payments, and legal, accounting, investment advisor and any similar fees incurred by NBOG in connection with the Merger.

The Merger Agreement also provides that all outstanding NBOG stock options and warrants, whether vested or unvested, will immediately and fully vest and convert into the right to receive the spread between the shareholder consideration and the exercise price. All warrants and options with exercise prices greater than the shareholder consideration will be cancelled without consideration.

Completion of the Merger is subject to various closing conditions, including (a) approval of the Merger Agreement by the shareholders of NBOG and, if necessary, NTS; (b) receipt of requisite regulatory approvals; (c) NBOG maintaining an allowance for loan losses of not less than 3.0% of outstanding loans; (d) NTS obtaining financing to consummate the Merger; (e) absence of any law or order prohibiting the completion of the Merger; (f) subject to certain exceptions, the accuracy of the representations and warranties of the other party; and (g) material compliance by the other party with its covenants.

In connection with the execution of the Merger Agreement, NTS entered into Shareholder Support Agreements, dated as of May 5, 2006 (the Support
Agreements), with the executive officer and directors of NBOG. Under the Support Agreements, the executive officer and directors agreed to vote their shares of NBOG common stock in favor of the Merger and agreed that they will not vote those shares in favor of another acquisition transaction.

The Merger Agreement contains certain termination rights for both NBOG and NTS and further provides that, upon termination of the Merger Agreement under specified circumstances, NBOG may be required to pay NTS a cash termination fee of $350,000.

NOTE  8  -  NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------------------

NEW  ACCOUNTING  PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

The following discussion describes our results of operations through March 31, 2006 as compared to March 31, 2005 and also analyzes our financial condition as of the same periods. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

STOCK  RIGHTS  OFFERING

The Company's stock offering closed on March 31, 2006. The Company sold a total of 121,829 shares in the offering for net proceeds of $293,917 after deducting offering costs of $193,399.

MERGER  AGREEMENT  WITH  NTS

On May 5, 2006 the Company reached agreement to merge NBOG into Nuestra Tarjeta de Servicios, Inc. ("NTS"). As a result of the merger, our shareholders as a group will receive a total cash payment of $6.5 million less various expenses incurred prior to closing. We currently believe this payment will be approximately $6.00 per share, although it may be somewhat more or less, which represents a significant premium over our current book value per share.

NTS currently intends to continue to run The National Bank of Gainesville as a community bank focused on serving the needs of Gainesville and Hall County. NTS may, however, change the name of the bank to one that will enable expansion throughout the Metropolitan Atlanta Area in addition to Gainesville. NTS also specializes in serving the growing Hispanic market in northern Georgia and operates 12 bank branches under the brand name El Banco de Nuestra Comunidad(R).

While we had hoped to continue as an independent community bank, the Board determined that in order to maximize shareholder value we needed to identify an acquirer after our efforts to raise additional capital last year were unsuccessful. The Board engaged the investment banking firm of Stevens & Company which conducted an exhaustive search of potential acquirers, and the Company received several bids. After negotiation with all bidders, the Board of Directors selected the NTS proposal, which offered the greatest return to our shareholders.

Like many of our shareholders, the members of the Board of Directors invested significant amounts of their personal wealth in the common stock of NBOG and will personally recognize a loss as a result of the merger. The merger will be a taxable transaction to shareholders, and any loss or gain that you may incur will be recognizable when the merger closes.

Under the terms of the merger agreement, the aggregate merger consideration payable to NBOG shareholders and option holders will equal $6,500,000 less various amounts incurred prior to closing, which include the cost of tail insurance, payments, if any, for termination fees and similar change in control payments, and legal, accounting, investment advisor and any similar fees incurred by NBOG in connection with the merger.

The merger agreement also provides that all outstanding NBOG stock options and warrants, whether vested or unvested, will immediately and fully vest and convert into the right to receive the spread between the shareholder consideration and the exercise price. All warrants and options with exercise prices greater than the shareholder consideration will be cancelled without consideration.

Completion of the merger is subject to various closing conditions, including (a) approval of the merger agreement by the shareholders of NBOG and, if necessary, NTS; (b) receipt of requisite regulatory approvals; (c) NBOG maintaining an allowance for loan losses of not less than 3.0% of outstanding loans; (d) NTS obtaining financing to consummate the merger; (e) absence of any law or order prohibiting the completion of the merger; (f) subject to certain exceptions, the accuracy of the representations and warranties of the other party; and (g) material compliance by the other party with its covenants.

In connection with the execution of the merger agreement, NTS entered into shareholder support agreements, dated as of May 5, 2006, with the executive officer and directors of NBOG. Under the support agreements, the executive officer and directors agreed to vote their shares of NBOG common stock in favor of the merger and agreed that they will not vote those shares in favor of another acquisition transaction.

The merger agreement contains certain termination rights for both NBOG and NTS and further provides that, upon termination of the merger agreement under specified circumstances, NBOG may be required to pay NTS a cash termination fee of $350,000.

The merger is subject to regulatory and shareholder approval and various other closing conditions. It is currently scheduled to close no later than March 31, 2007, but both parties hope to close in the fourth quarter of 2006. In advance of the shareholders meeting, we will be sending proxy material to you which will fully describe the merger. We will also be filing a proxy statement concerning the transaction with the SEC. WE URGE INVESTORS TO READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS TO BE FILED WITH THE SEC BECAUSE THEY CONTAIN IMPORTANT INFORMATION. Investors will be able to obtain the documents free of charge at the SEC's web site, www.sec.gov. In addition, documents filed with the SEC by NBOG Bancorporation will be available free of charge from the Corporate Secretary of NBOG Bancorporation at 807 Dorsey Street, Gainesville, Georgia 30501, Telephone (770) 297-8060. SHAREHOLDERS SHOULD READ THE PROXY STATEMENT CAREFULLY BEFORE MAKING A DECISION CONCERNING THE ACQUISITION OF NBOG BANCORPORATION, INC.


CRITICAL  ACCOUNTING  POLICIES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2005 included in the Company's 2005 Form 10-KSB. Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank's provision and allowance for loan losses and income taxes have been identified as critical accounting policies.

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

Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the "Provision and Allowance for Loan Losses" section below.

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

REQUIREMENT                                                          CORRECTIVE ACTION/STATUS
---------------------------------------------------  --------------------------------------------------------
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

Obtain a permanent President and Senior Lender.      President Albert F. Satterwhite and Senior Lender
                                                     Michael S. Lynch, who were previously hired by
                                                     the Bank, both resigned during the third quarter.
                                                     The Company's Chief Financial Officer, W. Bryan
                                                     Hendrix was named as Acting Bank President
                                                     during the interim and is currently responsible for
                                                     managing the Bank.  Jeffery W. Johnson was
                                                     appointed as the Bank's Acting Senior Lender to
                                                     help during the interim and R. Allen Smith was
                                                     also retained as an advisor to the Board and as an
                                                     OCC liaison.  Pursuant to the board resolution
                                                     adopted on January 26, 2006, the OCC allowed
                                                     Acting President Hendrix and Acting Senior
                                                     Lender Johnson to remain in their positions for up
                                                     to ninety days during the Company's search for a
                                                     strategic partner or a significant interest in the
                                                     institution.

By September 30, 2004, achieve and maintain          At the end of January 2005, the Bank achieved and
the following capital ratios:                        has since maintained Total Capital at least equal to
  -  Total Capital at least equal to 12% of          12% of risk-weighted assets and Tier 1 Capital at
     risk-weighted assets; and                       least equal to 8% of adjusted total assets.
  -  Tier 1 Capital at least equal to 8% of
     adjusted total assets.


REQUIREMENT                                          CORRECTIVE ACTION/STATUS
---------------------------------------------------  --------------------------------------------------------

By March 31, 2005, achieve and maintain the          At the end of March 2005, the Bank achieved and
following capital ratios:                            has since maintained Tier 1 Capital at least equal to
  -  Total Capital at least equal to 14% of          9% of adjusted total assets. While the Bank
     risk-weighted assets; and                       obtained Total Capital at least equal to 14% of risk
  -  Tier 1 Capital at least equal to 9% of          weighted assets at December 31, 2005, Total
     adjusted total assets.                          Capital fell below 14% of risk weighted assets at
                                                     March 31, 2006.  At March 31, 2006, Total Capital
                                                     represented 13.48% of risk weighted assets.

Develop, implement and thereafter ensure Bank        Pursuant to the board resolution adopted on
adherence to a three-year capital program.           January 26, 2006, the OCC waived the completion
                                                     of an updated three-year capital program for up to
                                                     90 days during the Company's search for a new
                                                     strategic partner.

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

Employ a qualified consultant to perform an          The Bank has entered into a two-year service
ongoing asset quality review of the Bank until       agreement with Professional Bank Services (PBS)
such time as an ongoing internal asset quality       of Louisville, Kentucky to perform periodic credit
review system is developed by the Board,             review examinations.
implemented and demonstrated to be effective.

Obtain current and satisfactory credit               Current and satisfactory credit information has
information on all loans over $25,000 lacking        been obtained on all loans over $25,000.  Proper
such information and obtain proper collateral        collateral documentation has also been obtained on
documentation on all loans.                          all loans identified with collateral deficiencies. Any
                                                     loans for which the Bank was unable to obtain
                                                     satisfactory credit or collateral documentation have
                                                     been classified by the Bank.



REQUIREMENT                                          CORRECTIVE ACTION/STATUS
---------------------------------------------------  --------------------------------------------------------

Adopt, implement and thereafter take all             The Bank has adopted and implemented the
available measures to ensure the Bank's              appropriate measures to ensure the Bank's
adherence to a written program designed to           adherence to the written program designed to
eliminate the basis of criticism of assets           eliminate the basis of criticism of assets criticized
criticized in the Report of Examination, in any      in the Report of Examination, in any subsequent
subsequent Report of Examination or by any           Report of Examination or by any internal or
internal or external loan review, or in any list     external loan review, or in any list provided to
provided to management by the National Bank          management by the National Bank of Examiners.
of Examiners.  The Board or a designated             The Compliance Committee reviews a list of all
committee, shall conduct a review of this process    criticized assets each month to ensure Bank
on a quarterly basis to determine the status of      adherence and forwards a copy of this list to the
each criticized asset or criticized portion thereof  OCC.
that equals or exceeds $50,000, management's
adherence to the program adopted pursuant to
this requirement, the status and effectiveness of
the written program, and the need to revise the
program or take alternative action.

Review on a quarterly basis the Bank's               The Board has established a methodology to
Allowance for Loan Losses and establish a            analyze and review the adequacy of the Bank's
program for maintenance of an adequate               Allowance for Loan Losses, which is reviewed on
allowance.  Any deficiency in the allowance          a monthly basis to ensure adequate reserves will be
shall be remedied in the quarter it is discovered    maintained at the end of the fiscal quarter.  Any
by additional provisions from earnings.  Written     deficiency in the amount of reserves maintained in
documentation shall also be maintained               the loan loss allowance will be remedied by the end
indicating the required factors considered and       of the quarter as required by the Formal
conclusions reached by the Board in determining      Agreement.  Written documentation is also
the adequacy of the allowance.                       maintained in the file indicating the factors
                                                     considered and conclusions reached by the Board
                                                     in determining the adequacy of the Allowance for
                                                     Loan and Lease Losses.

Adopt, implement and thereafter ensure Bank          Pursuant to the board resolution adopted on
adherence to a written strategic plan for the Bank   January 26, 2006, the OCC waived the completion
covering at least a three-year period.               of an updated three-year strategic plan for up to 90
                                                     days during the Company's search for a new
                                                     strategic partner.


Pursuant to the terms of the formal agreement indicated above, the Company had committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, the Board passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC has agreed to a ninety day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and the development of a strategic plan. As previously discussed, the Company entered into a merger agreement with NTS on May 5, 2006. In light of this merger agreement, the Company is in further discussions with the OCC to determine which provisions of the Formal Agreement might be waived pending completion of the merger.

RESULTS  OF  OPERATIONS

A net loss of $181,809 was incurred for the first quarter of 2006 as compared to a net loss of $369,897 for the same period in 2005 resulting in an increase of $188,808 or 51%. The net loss for the three months ended March 31, 2006 was also down by $19,463 or 10% from the $201,272 net loss incurred during the fourth quarter of 2005. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities. Net interest income declined to $329,109 for the quarter ended March 31, 2006 compared to $486,856 for the quarter ended March 31, 2005. This decrease was due to a lower volume of loan demand during the last twelve months. In addition, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank. This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

No provision for loan losses was recorded in the first quarter of 2006 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank's internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. As indicated above, there was no provision for loan losses recorded for the first three months of 2006 versus the $225,000 that was expensed for the same period a year ago. This difference continues to demonstrate the improvement in the credit quality of the Bank's loan portfolio and of management's efforts to identify and reduce criticized and classified loans. The allowance for loan loss was $772,551 (2.98% of total gross loans) at March 31, 2006 compared to $1,086,668 (3.67% of total gross loans) at March 31, 2005 and $785,326 (3.08% of total gross loans) at December 31, 2005.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan loss based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at March 31, 2006 reflects management's estimate of probable losses inherent and remaining in the loan portfolio. We believe our estimates are sufficient to absorb any such losses.

Total non-interest income for the quarter ended March 31, 2006 totaled $29,263 compared to $17,859 for the quarter ended March 31, 2005. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income, and investment security gains (losses). The increase in non-interest income for the first quarter of 2006 compared to first quarter 2005 was mostly due to higher fees earned on mortgage origination and on fees collected for check cashing services.

Non-interest expense for the first quarter of 2006 was $540,181 as compared to $649,612 for the same period in 2005. Salaries and benefits, the largest component of non-interest expense, was $238,158 for the quarter ended March 31, 2006, compared to $304,723 for the same period a year ago. Total salary and benefits expense has decreased due to the downsizing of five staff positions over the last fifteen months. Additionally, this decrease is a result of the resignation of three officers in the third quarter of 2005, two of which were members of senior management. Salary and benefits expense continues to decrease on a quarter-to-quarter basis with total expense down in each quarter since third quarter 2004.

Occupancy and equipment expense totaled $86,915 for the quarter ended March 31, 2006, compared to $98,028 for the same period a year ago. Total occupancy expense for the first quarter of 2006 was lower than the quarter ended March 31, 2005 due to less depreciation expense incurred on furniture, fixtures, and equipment as the estimated useful life on certain assets has expired over the last year. Professional fees totaled $75,728 for the quarter ended March 31, 2006, compared to $51,469 for the first three months of 2005. The $24,259 increase was primarily due to $37,690 in legal fees associated with the search for a strategic partner and/or potential investors for the Company.

Other non-interest expense for the first quarter of 2006 was $139,380 versus $195,392 for the first quarter of 2005. This decrease of $56,012 was due to a $29,199 reduction in advertising and marketing expense as well as a $15,382 reduction in expenses related to the acquisition, maintenance and sale of foreclosed and repossessed collateral.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time. At March 31, 2006, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

FINANCIAL  CONDITION

Total assets increased $907,754 or 2% from December 31, 2005 to March 31, 2006. One of the major sources of growth was in net loans, which increased $418,664 or 2% during the first three months of 2005. The other major source of growth was the $921,000 increase in federal funds sold since December 31, 2005. Investment securities available-for-sale decreased $319,602 (4%) from $8,424,986 at December 31, 2005 to 8,105,384 at March 31, 2006. Total deposits also increased $1,051,559 or 3% since December 31, 2005, with $1,175,135 or 4% of the growth in interest bearing accounts (primarily Certificates of Deposits). Total shareholders' equity decreased from $3,773,883 at December 31, 2005 to $3,399,474 at March 31, 2006. This decrease was attributable to the recognition of $193,399 in deferred offering costs related to the Company's stock rights offering and the $181,809 net loss for the quarter ended March 31, 2006.

LIQUIDITY  AND  CAPITAL

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements. As of March 31, 2006 the Bank has $1,414,377 in cash and cash equivalents as well as $8,105,384 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $2,900,000. No amounts were advanced on these lines at March 31, 2006.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at March 31, 2006:

          Tier 1 Capital (to risk-weighted assets)       12.21%
          Total Capital (to risk-weighted assets)        13.48%
          Tier 1 Capital (to total average assets)        9.34%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of March 31, 2006, met the minimum capital ratio of 9.0% for the Tier 1 Capital (to adjusted quarterly average total assets) as required by the Formal Agreement, but fell below the 14.0% ratio of Total Capital (to risk-weighted assets).

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2006:

          Commitments to extend credit       $3,826,000
          Stand-by letters of credit         $  293,539


ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our Principal Executive and Financial Officer has evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, in particular the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS

     31 Certification of Principal Executive and Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act.

     32 Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          /S/ NBOG BANCORPORATION, INC.
                                          -----------------------------
                                               (Registrant)


Date: May 15, 2006            By:  /S/ W. BRYAN HENDRIX
                                   -----------------------
                                       W. Bryan Hendrix
                                       Principal Executive and Financial Officer