Form 10QSB
period 2006-06-30
NBOG BANCORPORATION INC
filed 2006-08-14
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

   993,560 SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                                  JUNE 30, 2006

   Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION                                                                       Page No.
-----------------------------                                                                       --------
Item 1. Financial Statements

    Consolidated Balance Sheets -
      June 30, 2006 (Unaudited) and December 31, 2005. . . . . . . . . . . . . . . . . . . . . . .         3

    Consolidated Statements of Operations (Unaudited) -
      Three Months and Six Months Ended June 30, 2006 and 2005 . . . . . . . . . . . . . . . . . .         5

    Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
      Three Months and Six Months Ended June 30, 2006 and 2005 . . . . . . . . . . . . . . . . . .         6

    Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . . . .         7

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .         8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . .        14

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. . . . . . . . . . . . . . . .        26

Item 3. Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . .        26

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

                       NBOG BANCORPORATION, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                           JUNE 30,     December 31,
                                                             2006           2005
                                                         (UNAUDITED)
                                                         ------------  --------------
CASH AND CASH EQUIVALENTS
  Cash and Due from Banks                                $   513,331   $     680,381
  Federal Funds Sold                                       1,140,000          95,000
                                                         ------------  --------------

                                                           1,653,331         775,381
                                                         ------------  --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE    7,639,387       8,424,986
                                                         ------------  --------------

OTHER INVESTMENTS                                            329,820         270,120
                                                         ------------  --------------

LOANS                                                     24,928,199      25,515,185
  Allowance for Loan Losses                                 (762,924)       (785,326)
                                                         ------------  --------------

                                                          24,165,275      24,729,859
                                                         ------------  --------------

PREMISES AND EQUIPMENT                                     2,276,955       2,315,875
                                                         ------------  --------------

OTHER REAL ESTATE                                            789,800         839,000
                                                         ------------  --------------

OTHER ASSETS                                                 288,460         526,077
                                                         ------------  --------------

TOTAL ASSETS                                             $37,143,028   $  37,881,298
                                                         ============  ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                    NBOG BANCORPORATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JUNE 30,     December 31,
                                                        2006           2005
                                                    (UNAUDITED)
                                                    ------------  --------------
DEPOSITS
  Noninterest-Bearing                               $ 2,087,616   $   2,514,693
  Interest-Bearing                                   29,849,871      31,427,489
                                                    ------------  --------------

                                                     31,937,487      33,942,182
                                                    ----------------------------

OTHER BORROWINGS                                      2,000,000               -
                                                    ----------------------------

OTHER LIABILITIES                                       241,540         165,233
                                                    ------------  --------------


STOCKHOLDERS' EQUITY
  Preferred Stock, No Par Value; 10,000,000 Shares
    Authorized; No Shares Issued and Outstanding              -               -
  Common Stock, No Par Value; 50,000,000 Shares
    Authorized; 993,560 and 991,560 Shares Issued
    and Outstanding in 2006 and 2005, Respectively    8,611,888       8,603,888
  Accumulated Deficit                                (5,391,409)     (4,656,733)
  Accumulated Other Comprehensive Loss                 (256,478)       (173,272)
                                                    ------------  --------------

                                                      2,964,001       3,773,883
                                                    ------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $37,143,028   $  37,881,298
                                                    ============  ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                                NBOG BANCORPORATION, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
                                              (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        2006         2005         2006         2005
                                                     --------------------------------------------------
INTEREST INCOME
  Loans, Including Fees                              $  577,303   $  589,235   $1,112,252   $1,232,739
  Investments                                            90,960       61,155      179,463      114,980
  Federal Funds Sold                                      9,113       16,118       15,965       36,931
                                                     --------------------------------------------------

                                                        677,376      666,508    1,307,680    1,384,650
                                                     --------------------------------------------------

INTEREST EXPENSE
  Deposits                                              318,092      236,452      619,096      467,739
  Fed Funds Purchased                                       162            -          353            -
  Other Borrowings                                       20,502            -       20,502            -
                                                     --------------------------------------------------

                                                        338,756      236,452      639,951      467,739
                                                     --------------------------------------------------

NET INTEREST INCOME                                     338,620      430,056      667,729      916,911

  Provision for Loan Losses                                   -            -            -      225,000
                                                     --------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     338,620      430,056      667,729      691,911
                                                     --------------------------------------------------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                   16,229       16,561       29,344       26,426
  Mortgage Origination and Processing Fees                    -            -       10,125          669
  Other                                                   3,440        2,958        9,463       10,284
                                                     --------------------------------------------------

                                                         19,669       19,519       48,932       37,379
                                                     --------------------------------------------------

NON-INTEREST EXPENSES
  Salaries and Employee Benefits                        226,291      287,223      464,449      591,947
  Occupancy and Equipment                                83,993       90,324      170,908      188,352
  Professional Fees                                      67,765       55,608      143,493      107,077
  Other                                                 355,607      304,966      494,987      500,357
                                                     --------------------------------------------------

                                                        733,656      738,121    1,273,837    1,387,733
                                                     --------------------------------------------------

LOSS BEFORE INCOME TAXES                               (375,367)    (288,546)    (557,176)    (658,443)

  Provision for Income Taxes                                  -            -            -            -
                                                     --------------------------------------------------

NET LOSS                                             $ (375,367)  $ (288,546)  $ (557,176)  $ (658,443)
                                                     ==================================================

BASIC LOSS PER SHARE                                 $     (.38)  $     (.33)  $     (.56)  $     (.78)
                                                     ==================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                     993,560      870,482      993,284      845,591
                                                     ==================================================

The accompanying notes are an integral part of these consolidated statements.

                                NBOG BANCORPORATION, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
                                               (UNAUDITED)

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           2006         2005         2006        2005
                                                        ------------------------------------------------
NET LOSS                                                $ (375,367)  $ (288,546)  $(557,176)  $(658,443)
                                                        ------------------------------------------------

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Gains (Losses) on Securities Arising During the Year     (68,026)      26,668     (83,206)    (18,979)
  Reclassification Adjustment                                    -            -           -           -
                                                        ------------------------------------------------

  Unrealized Gains (Losses) on Securities                  (68,026)      26,668     (83,206)    (18,979)
                                                        ------------------------------------------------

COMPREHENSIVE LOSS                                      $ (443,393)  $ (261,878)  $(640,382)  $(677,422)
                                                        ================================================

The accompanying notes are an integral part of these consolidated statements.

                      NBOG BANCORPORATION, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30
                                    (UNAUDITED)

                                                             2006          2005
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $  (557,176)  $  (658,443)
  Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities
      Provision for Loan Losses                                    -       225,000
      Provision for Losses on Other Real Estate              208,995             -
      Depreciation, Amortization and Accretion                93,485       114,960
      Loss on Sale of Other Real Estate                       21,688       120,410
      Loss on Sale of Bank Vehicle                             1,304             -
      Stock Compensation Expense                              15,900             -
      CHANGE IN
        Other Assets                                         (35,479)      (32,293)
        Other Liabilities                                     76,307       148,392
                                                         ------------  ------------

                                                            (174,976)      (81,974)
                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investment Securities Available for Sale            -    (2,507,010)
  Purchases of Other Investments                             (90,000)       (3,700)
  Proceeds from Maturities, Calls and Pay-downs of
    Investment Securities Available for Sale                 699,359       553,077
  Proceeds from the Sale of Other Investments                 30,300        21,800
  Net Change in Loans                                         89,584     2,999,093
  Proceeds from the Sale of Other Real Estate                372,512     1,121,795
  Proceeds from the Sale of Bank Vehicle                       3,000             -
  Purchases of Premises and Equipment,
    Including Construction in Progress                       (51,578)      (25,119)
                                                         ------------  ------------

                                                           1,053,177     2,159,936
                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Deposits                                  (2,004,695)   (5,487,013)
  Payment of Deferred Offering Costs                          (3,556)     (107,102)
  Exercise of Stock Options and Warrants                           -       496,750
  Proceeds from FHLB Advance                               2,000,000             -
  Proceeds from the Issuance of Common Stock                   8,000       219,966
                                                         ------------  ------------

                                                                (251)   (4,877,399)
                                                         ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         877,950    (2,799,437)

CASH AND CASH EQUIVALENTS, BEGINNING                         775,381     6,426,521
                                                         ------------  ------------

CASH AND CASH EQUIVALENTS, ENDING                        $ 1,653,331     3,267,084
                                                         ============  ============

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2005 Form 10-KSB.

STOCK  COMPENSATION  PLANS

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (FAS 123R) on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense is recognized in the statement of income for unvested awards that were granted prior to the date of adoption based on the fair value of the award as determined at the grant date. The financial statements as of and for the six months ended June 30, 2006 reflect additional compensation expense of $15,900 as a result of implementing FAS 123R. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated. Therefore, the results for the first half of 2006 are not directly comparable to the same period in 2005.

Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three months and six months ended June 30, 2005, the Company's pro forma net loss and loss per share would have been as follows:

                                                         Three Months Ended    Six Months Ended
                                                           June 30, 2005        June 30, 2005
                                                        --------------------  ------------------
Net loss:
        As reported                                     $          (288,546)  $        (658,433)
    Deduct:  Total stock-based employee compensation
    expense determined under fair value method for all
    awards, net of related tax effects                              202,305             233,415
                                                        --------------------  ------------------

  Pro forma                                             $          (490,851)  $        (891,848)
                                                        ====================  ==================

As reported:

  Basic Loss Per Share                                  $             (0.33)  $           (0.78)
                                                        ====================  ==================

 Pro forma:

  Basic Loss Per Share                                  $             (0.56)  $           (1.06)
                                                        ====================  ==================

The Company utilizes a valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. No stock options were granted during the six months ended June 30, 2006.

NOTE 2 - GOING CONCERN
----------------------

The accompanying consolidated financial statements have been prepared assuming the Bank will continue as a going concern. The Bank has entered into a formal agreement with its primary regulator dated August 14, 2004 and has not complied with certain requirements of the agreement. By not meeting these requirements, losses incurred during the six months ended June 30, 2006 and in prior periods, could expose the Bank to possible further regulatory actions. These matters raise substantial doubt about the Bank's ability to continue as a going concern. The ability of the Bank to continue as a going concern is dependent on many factors, including earnings, fully complying with the formal agreement and completion of the merger with El Banco Financial Corporation. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE  4  -  NET  LOSS  PER  SHARE
---------------------------------

Net loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. No common stock equivalents were considered in 2006 and 2005 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE  5  -  LOANS
-----------------

Activity in the allowance for loan losses for the six months ended June 30, 2006 and the twelve months ended December 31, 2005 is summarized as follows:

                                                       2006        2005
                                                     ---------  ----------
Beginning Balance                                    $785,326   $ 989,852
Provision Charged to Operations                             -     225,000
Loan Charge-Offs                                      (37,645)   (777,586)
Loan Recoveries                                        15,243     348,060
                                                     ---------  ----------

Ending Balance                                       $762,924   $ 785,326
                                                     =========  ==========

The following is a summary of risk elements in the loan portfolio at June 30, 2006 and at December 31, 2005:

                                                              2006         2005
                                                           -----------  -----------
Loans on Nonaccrual                                        $  473,731   $  778,216
Loans Past Due 90 Days and Still Accruing                           -       80,309
Other Real Estate Owned and Repossessions                     789,800      839,000
                                                           -----------  -----------

Total Nonperforming Assets                                 $1,263,531   $1,697,525
                                                           ===========  ===========

Total Nonperforming Assets as a Percentage of Gross Loans        5.07%        6.65%
                                                           ===========  ===========

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. Interest income that would have been reported on the non-accrual loans totaled $24,834 for the six months ended June 30, 2006 and totaled $46,533 for the twelve months ended December 31, 2005.

NOTE  6  -  INCOME  TAXES
-------------------------

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of June 30, 2006 and December 31, 2005 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards. If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE  7  -  REGULATORY  MATTERS
-------------------------------

In August 2004, as a result of a regulatory examination conducted in April 2004, the Bank entered into a formal agreement with its primary regulator with regard to, among other things, achievement of agreed-upon capital levels, obtaining a permanent President and Senior Lender, obtaining current and satisfactory credit information on all loans over $25,000, and eliminating the basis of criticism of
assets  criticized.  A  regulatory   examination  conducted  in  November  2005
determined that the Bank was not in compliance with certain elements of the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, current and satisfactory credit information on all loans, eliminating the basis of criticized assets and development of a strategic plan. In January 2006, the board of directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire Bank or a significant interest in the Bank. As a result, the Bank's primary regulator agreed to a 90-day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and development of a strategic plan. While not meeting these requirements could expose the Bank to further regulatory actions, these matters raise a substantial doubt about the Bank's ability to continue as a going concern. The Company has entered into a merger agreement with El Banco Financial Corporation subject to various closing conditions described in Note 8. No assurance can be given that the merger will be completed.

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency (OCC), which outlines actions to be taken by the Bank to address concerns by the OCC. One provision of the agreement called for the Bank to maintain a Total Capital (to risk-weighted assets) ratio of 14.0 percent and Tier 1 Capital (to average assets) ratio of
9.0 percent as of June 30, 2005. The Bank's ratios of Total Capital to risk weighted assets and Tier 1 Capital to average assets at June 30, 2006 were 12.72% and 8.24%, respectively. (See the section entitled the "Formal Agreement" under Management's Discussion and Analysis for further details regarding the Bank's compliance with each provision of the agreement with the OCC.)

NOTE  8  -  MERGER  AGREEMENT
-----------------------------

On May 5, 2006, the Company and El Banco Financial Corporation (EBFC) previously known as Nuestra Tarjeta de Servicios, Inc., entered into an Agreement and Plan of Merger (the Merger Agreement), that provides, among other things, for NBOG to be merged with and into EBFC in a two-step merger (the Merger).

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

Completion of the Merger is subject to various closing conditions, including (a) approval of the Merger Agreement by the shareholders of NBOG and, if necessary, EBFC; (b) receipt of requisite regulatory approvals; (c) NBOG maintaining an allowance for loan losses of not less than 3.0% of outstanding loans; (d) EBFC obtaining financing to consummate the Merger; (e) absence of any law or order prohibiting the completion of the Merger; (f) subject to certain exceptions, the accuracy of the representations and warranties of the other party; and (g) material compliance by the other party with its covenants.

In connection with the execution of the Merger Agreement, EBFC entered into Shareholder Support Agreements, dated as of May 5, 2006 (the Support
Agreements), with the executive officer and directors of NBOG. Under the Support Agreements, the executive officer and directors agreed to vote their shares of NBOG common stock in favor of the Merger and agreed that they will not vote those shares in favor of another acquisition transaction.

The Merger Agreement contains certain termination rights for both NBOG and EBFC and further provides that, upon termination of the Merger Agreement under specified circumstances, NBOG may be required to pay EBFC a cash termination fee of $350,000.

NOTE  9  -  NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------------------

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

The following discussion describes our results of operations through June 30, 2006 as compared to June 30, 2005 and also analyzes our financial condition as of the same periods. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the "Critical Accounting
Policies"  section  we  have  included  a  detailed  discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes.

MERGER  AGREEMENT  WITH  EL  BANCO  FINANCIAL  CORPORATION

On May 5, 2006 the Company reached agreement to merge with and into El Banco Financial Corporation (EBFC). As a result of the merger, our shareholders as a group will receive a total cash payment of $6.5 million less various expenses incurred prior to closing. We currently believe this payment will be approximately $6.00 per share, although it may be somewhat more or less, which represents a significant premium over our current book value per share.

EBFC currently intends to continue to run The National Bank of Gainesville as a community bank focused on serving the needs of Gainesville and Hall County. EBFC has indicated they intend to change the name of the bank to "The Bank of Our Community" to enable expansion throughout the Metropolitan Atlanta Area in addition to Gainesville. EBFC also specializes in serving the growing Hispanic market in northern Georgia and operates 12 bank branches under the brand name El Banco de Nuestra Comunidad(R).

While we had hoped to continue as an independent community bank, the Board determined that in order to maximize shareholder value we needed to identify an acquirer after our efforts to raise additional capital last year were unsuccessful. The Board engaged the investment banking firm of Stevens & Company which conducted an exhaustive search of potential acquirers, and the Company received several bids. After negotiation with all bidders, the Board of Directors selected the EBFC proposal, which offered the greatest return to our shareholders.

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

Completion of the merger is subject to various closing conditions, including (a) approval of the merger agreement by the shareholders of NBOG and, if necessary, EBFC; (b) receipt of requisite regulatory approvals; (c) NBOG maintaining an allowance for loan losses of not less than 3.0% of outstanding loans;

(d) EBFC obtaining financing to consummate the merger; (e) absence of any law or order prohibiting the completion of the merger; (f) subject to certain exceptions, the accuracy of the representations and warranties of the other party; and (g) material compliance by the other party with its covenants.

In connection with the execution of the merger agreement, EBFC entered into shareholder support agreements, dated as of May 5, 2006, with the executive officer and directors of NBOG. Under the support agreements, the executive officer and directors agreed to vote their shares of NBOG common stock in favor of the merger and agreed that they will not vote those shares in favor of another acquisition transaction.

The merger agreement contains certain termination rights for both NBOG and EBFC and further provides that, upon termination of the merger agreement under specified circumstances, NBOG may be required to pay EBFC a cash termination fee of $350,000.

The merger is subject to regulatory and shareholder approval and various other closing conditions. It is currently scheduled to close no later than March 31, 2007, and both parties expect to close in the first quarter of 2007. We are currently preparing proxy material which will fully describe the merger. We will also be filing a proxy statement concerning the transaction with the SEC. WE URGE INVESTORS TO READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS TO BE FILED WITH THE SEC BECAUSE THEY CONTAIN IMPORTANT INFORMATION. Investors will be able to obtain the documents free of charge at the SEC's web site, www.sec.gov. In addition, documents filed with the SEC by NBOG Bancorporation will be available free of charge from the Corporate Secretary of NBOG Bancorporation at 807 Dorsey Street, Gainesville, Georgia 30501, Telephone
(770) 297-8060. SHAREHOLDERS SHOULD READ THE PROXY STATEMENT CAREFULLY BEFORE MAKING A DECISION CONCERNING THE ACQUISITION OF NBOG BANCORPORATION, INC.

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

Obtain a permanent President and Senior Lender.      President Albert F. Satterwhite and Senior Lender
                                                     Michael S. Lynch, who were previously hired by
                                                     the Bank, both resigned during the third quarter of
                                                     2005.  The Company's Chief Financial Officer, W.
                                                     Bryan Hendrix was named as Acting Bank
                                                     President during the interim and is currently
                                                     responsible for managing the Bank.  R. Allen
                                                     Smith was also retained as an advisor to the Board
                                                     and as an OCC liaison.  Pursuant to the board
                                                     resolution adopted on January 26, 2006, the OCC
                                                     allowed Acting President Hendrix to remain in his
                                                     position for up to ninety days during the
                                                     Company's search for a strategic partner or a
                                                     significant interest in the institution.  Now that a
                                                     partner has been identified, the OCC has further
                                                     extended the timeframe to September 30, 2006.

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


REQUIREMENT                                          CORRECTIVE ACTION/STATUS
-----------                                          ------------------------

By March 31, 2005, achieve and maintain the          At the end of March 2005, the Bank achieved and
following capital ratios:                            had maintained Tier 1 Capital at least equal to 9%
     -    Total Capital at least equal to 14% of     of adjusted total assets up until June 30, 2006.
          risk-weighted assets; and                  Also, while the Bank obtained Total Capital at least
     -    Tier 1 Capital at least equal to 9% of     equal to 14% of risk weighted assets at December
          adjusted total assets.                     31, 2005, Total Capital fell below 14% of risk
                                                     weighted assets at March 31, 2006.  At June 30,
                                                     2006, Total Capital represented 12.72% of risk
                                                     weighted assets and 8.24% of adjusted total assets.
                                                     The OCC has granted the Bank a waiver on these
                                                     ratio requirements until September 30, 2006.

Develop, implement and thereafter ensure Bank        Pursuant to the board resolution adopted on
adherence to a three-year capital program.           January 26, 2006, the OCC waived the completion
                                                     of an updated three-year capital program for up to
                                                     90 days during the Company's search for a new
                                                     strategic partner and now that a partner has been
                                                     identified, the OCC has further extended the
                                                     timeframe to September 30, 2006.

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


REQUIREMENT                                          CORRECTIVE ACTION/STATUS
-----------                                          ------------------------

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

Review on a quarterly basis the Bank's               The Board has established a methodology to
Allowance for Loan Losses and establish a            analyze and review the adequacy of the Bank's
program for maintenance of an adequate               Allowance for Loan Losses, which is reviewed on
allowance.  Any deficiency in the allowance          a monthly basis to ensure adequate reserves are
shall be remedied in the quarter it is discovered    maintained at the end of the fiscal quarter.  Any
by additional provisions from earnings.  Written     deficiency in the amount of reserves maintained in
documentation shall also be maintained               the loan loss allowance will be remedied by the end
indicating the required factors considered and       of the quarter as required by the Formal
conclusions reached by the Board in determining      Agreement.  Written documentation is also
the adequacy of the allowance.                       maintained in the file indicating the factors
                                                     considered and conclusions reached by the Board
                                                     in determining the adequacy of the Allowance for
                                                     Loan and Lease Losses.

Adopt, implement and thereafter ensure Bank          Pursuant to the board resolution adopted on
adherence to a written strategic plan for the Bank   January 26, 2006, the OCC waived the completion
covering at least a three-year period.               of an updated three-year strategic plan for up to 90
                                                     days during the Company's search for a new
                                                     strategic partner and now that a partner has been
                                                     identified, the OCC has further extended the
                                                     timeframe to September 30, 2006.

Pursuant to the terms of the formal agreement indicated above, the Company had committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, the Board passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC has agreed to a ninety day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and the development of a strategic plan. As previously discussed, the Company entered into a merger agreement with EBFC on May 5, 2006. In light of this merger agreement, the Company is in further discussions with the OCC to determine which provisions of the Formal Agreement might be waived pending completion of the merger.

RESULTS  OF  OPERATIONS

A net loss of $557,176 was incurred for the first half of 2006 as compared to a net loss of $658,443 for the same period in 2005 resulting in an improvement of $101,267 or 15%. The net loss for the three months ended June 30, 2006; however was up $86,821 or 30% from the $288,546 net loss incurred during the second quarter of 2005 and was also up $193,558 from the first quarter of 2006 due to a $208,995 provision (write-down) at the end of June for an anticipated loss on the sale of foreclosed property held in Other Real Estate (ORE). In an effort to help liquidate this asset, the Bank accepted a contract with a sales amount of approximately $208,995 below the property's recorded net book value. Without the $208,995 write-down to ORE, the Bank's net loss for the second quarter and the first six months of this year would have only been $166,372 and $348,181, respectively, resulting in a $122,174 or 42% reduction from the net loss incurred for the second quarter of 2005 and a $310,262 or 47% reduction from the net loss incurred for the six months ended June 30, 2005.

Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings. Net interest income declined to $338,620 or 21% for the quarter ended June 30, 2006 compared to $430,056 for the quarter ended June 30, 2005 and declined to $667,729 or 27% for the first six months of 2006 compared to the $916,911 that was earned for the first six months of 2005. This decrease was due to a lower volume of loan demand during the last twelve months. In addition, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank. This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

No provision for loan losses was recorded in the second quarter or for the first half of 2006 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank's internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. As indicated above, there was no provision for loan losses recorded for the first six months of 2006 versus the $225,000 that was expensed for the same period a year ago. This difference continues to demonstrate the improvement in the credit quality of the Bank's loan portfolio and of management's efforts to identify and reduce criticized and classified loans. The allowance for loan loss was $762,924 (3.06% of total gross loans) at June 30, 2006 compared to $1,028,357 (3.60% of total gross loans) at June 30, 2005 and $785,326 (3.08% of total gross loans) at December 31, 2005.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan loss based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at June 30, 2006 reflects management's estimate of probable losses inherent and remaining in the loan portfolio. We believe our estimates are sufficient to absorb any such losses.

Total non-interest income for the quarter ended June 30, 2006 was $19,669 compared to $19,519 for the quarter ended June 30, 2005 and was $48,932 for the six months ended June 30, 2005 compared to $37,379 for the six months ended June 30, 2005, an increase of $11,553 or 31%. Non-interest income includes service charges on deposit accounts, customer service fees, and mortgage origination fee income. The increase in non-interest income for the first half of 2006 compared to the first half 2005 was mostly due to higher fees assessed for mortgage origination, NSF charges and check cashing services.

Total non-interest expense for the second quarter of 2006 was $733,656 as compared to $738,121 for the same period in 2005. Non-interest expense for the six months ended June 30, 2006 was $1,273,837 compared to $1,387,733 for the six months ended June 30, 2005, a decrease of $113,896 or 8%. Without the $208,995 provision for loss on Other Real Estate, the Bank's non-interest expense for the second quarter and the first six months of this year would have only been $524,661 and $1,064,842, respectively, resulting in a $213,460 or 29% decrease from the second quarter of 2005 and a $322,891 or 23% decrease from the first half of 2005. Salaries and benefits, the largest component of non-interest expense, was $226,291 for the quarter ended June 30, 2006, compared to $287,223 for the same period a year ago and was $464,449 for the first six months of 2006 compared to $591,947 for the first six months of 2005, a decrease of $127,498 or 22%. Total salary and benefits expense has decreased due to the downsizing of five staff positions over the last eighteen months. Additionally, this decrease is a result of the resignation of three officers in the third quarter of 2005, two of which were members of senior management. Salary and benefits expense continues to decrease on a quarter-to-quarter basis with total expense down in each quarter since third quarter 2004.

Occupancy and equipment expense totaled $83,993 for the quarter ended June 30, 2006, compared to $90,324 for the same period a year ago and totaled $170,908 for the first half of 2006 compared to $188,352 for the first half of 2005. Total occupancy expense for the first quarter of 2006 was lower than the quarter ended June 30, 2005 due to less depreciation expense incurred on furniture, fixtures, and equipment as the estimated useful life on certain assets has expired over the last year along with lower ad valorem taxes related to these and other remaining furniture, fixtures and equipment items. Professional fees totaled $67,765 for the quarter ended June 30, 2006, compared to $55,608 for the quarter ended June 30, 2005 and totaled $143,493 for the first six months of 2006 compared to $107,077 for the first six months of 2005, an increase of $36,416 or 34%. This year-to-date increase was primarily due to $63,082 in legal fees associated with the search for a strategic partner and/or potential investors for the Company as well as expenses related to the Company's upcoming merger.

Other non-interest expense for the second quarter of 2006 was $355,607 versus $304,966 for the second quarter of 2005 and was $494,987 for the six months ended June 30, 2006 versus $500,357 for the six months ended June 30, 2005. The $50,641 increase from the second quarter of 2005 to the second quarter of 2006 once again resulted from $208,995 provision for Other Real Estate loss incurred during the month of June. The $494,987 total in expenses for the first half of 2006; however was still $5,370 below the $500,357 total for the first half of 2005 which indicates continued improvement in the Bank's overall management of other non-interest expense.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time. At June 30, 2006, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

FINANCIAL  CONDITION

Total assets decreased $738,270 or 2% from December 31, 2005 to June 30, 2006. One of the major sources of reduction was in net loans, which decreased by $564,584 or 2% over the last six months of 2006. The other major source of reduction was the $785,599 or 9% decrease in investment securities available-for-sale since December 31, 2005. Fed Funds Sold, however, increased $1,045,000 from $95,000 at December 31, 2005 to $1,140,000 at June 30, 2006. Total deposits also declined by $2,004,695 or 6% since December 31, 2005, with $1,577,618 or 5% of the decline in interest bearing accounts (primarily Certificates of Deposits). The reduction in total net loans, (in particular the pay-off of certain large participation loans) created excess funds providing management the flexibility to replace loan run-off or invest in new loans or investment securities. Additionally, with total net loans declining, management has not been as aggressive in retaining or obtaining deposits in an attempt to match funding levels with loan balances and maturities. Total shareholders' equity decreased from $3,773,883 at December 31, 2005 to $2,964,001 at June 30, 2006.
This decrease was attributable to the recognition of $193,399 in deferred offering costs related to the Company's stock rights offering and the $557,176 net loss for the six months ended June 30, 2006.

LIQUIDITY  AND  CAPITAL

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements. As of June 30, 2006 the Bank has $1,653,331 in cash and cash equivalents as well as $7,639,387 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $2,900,000. No amounts were advanced on these lines at June 30, 2006.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2006:

              Tier 1 Capital (to risk-weighted assets)       11.46%
              Total Capital (to risk-weighted assets)        12.72%
              Tier 1 Capital (to total average assets)        8.24%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of June 30, 2006, did not meet the minimum capital ratio of 9.0% for the Tier 1 Capital (to adjusted quarterly average total assets) or the 14.0% ratio of Total Capital (to risk-weighted assets) as required by the Formal Agreement.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2006:

                Commitments to extend credit           $3,469,000
                Stand-by letters of credit             $  293,539

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

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          2.1 Agreement and Plan of Merger by and between El Banco Financial Corporation, formerly known as Nuestra Tarjeta de Servicios, Inc and NBOG Bancorporation, Inc, dated as of May 5, 2006.

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


                                       /S/  NBOG BANCORPORATION, INC.
                                       -----------------------------------
                                            (Registrant)


Date:  August 14, 2006            By:  /S/  W. BRYAN HENDRIX
                                       ---------------------------
                                       W. Bryan Hendrix
                                       Principal Executive and Financial Officer