Form 10QSB
period 2006-09-30
NBOG BANCORPORATION INC
filed 2006-11-14
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                        FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

   993,560 SHARES OF COMMON STOCK, NO PAR VALUE, WERE ISSUED AND OUTSTANDING ON
                               SEPTEMBER 30, 2006

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION                                                                  Page No.
-----------------------------                                                                  --------
Item 1. Financial Statements

    Consolidated Balance Sheets -
      September 30, 2006 (Unaudited) and December 31, 2005. . . . . . . . . . . . . . . . . .         3

    Consolidated Statements of Operations (Unaudited) -
      Three Months and Nine Months Ended September 30, 2006 and 2005. . . . . . . . . . . . .         5

    Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
      Three Months and Nine Months Ended September 30, 2006 and 2005. . . . . . . . . . . . .         6

    Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . .         7

    Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .         8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        13

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . .        20

Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .        20

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

        Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

                        NBOG BANCORPORATION, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                          SEPTEMBER 30,    December 31,
                                                              2006             2005
                                                           (UNAUDITED)
                                                         ---------------  --------------
CASH AND CASH EQUIVALENTS
  Cash and Due from Banks                                $      892,953   $     680,381
  Federal Funds Sold                                          1,374,000          95,000
                                                         ---------------  --------------

                                                              2,266,953         775,381
                                                         ---------------  --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE       8,944,300       8,424,986
                                                         ---------------  --------------

OTHER INVESTMENTS                                               329,820         270,120
                                                         ---------------  --------------

LOANS                                                        21,142,419      25,515,185
  Allowance for Loan Losses                                    (707,408)       (785,326)
                                                         ---------------  --------------

                                                             20,435,011      24,729,859
                                                         ---------------  --------------

PREMISES AND EQUIPMENT                                        2,238,547       2,315,875
                                                         ---------------  --------------

OTHER REAL ESTATE                                                     -         839,000
                                                         ---------------  --------------

OTHER ASSETS                                                    286,000         526,077
                                                         ---------------  --------------

TOTAL ASSETS                                             $   34,500,631   $  37,881,298
                                                         ===============  ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                      NBOG BANCORPORATION, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     SEPTEMBER 30,    December 31,
                                                         2006             2005
                                                      (UNAUDITED)
                                                    ---------------  --------------
DEPOSITS
  Noninterest-Bearing                               $    1,840,949   $   2,514,693
  Interest-Bearing                                      27,249,100      31,427,489
                                                    ---------------  --------------

                                                        29,090,049      33,942,182
                                                    ---------------  --------------

OTHER BORROWINGS                                         2,000,000               -
                                                    ---------------  --------------

OTHER LIABILITIES                                          412,792         165,233
                                                    ---------------  --------------


STOCKHOLDERS' EQUITY
  Preferred Stock, No Par Value; 10,000,000 Shares
    Authorized; 21,000 and -0- Shares Issued
    and Outstanding in 2006 and 2005, Respectively         210,000               -
  Common Stock, No Par Value; 50,000,000 Shares
    Authorized; 993,560 and 991,560 Shares Issued
    and Outstanding in 2006 and 2005, Respectively       8,611,888       8,603,888
  Accumulated Deficit                                   (5,689,591)     (4,656,733)
  Accumulated Other Comprehensive Loss                    (134,507)       (173,272)
                                                    ---------------  --------------

                                                         2,997,790       3,773,883
                                                    ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   34,500,631   $  37,881,298
                                                    ===============  ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                                  NBOG BANCORPORATION, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30
                                                (UNAUDITED)

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     ------------------------------------------------------
                                                         2006          2005          2006          2005
                                                     ------------------------------------------------------
INTEREST INCOME
  Loans, Including Fees                              $   488,379   $   578,091   $ 1,600,631   $ 1,810,831
  Investments                                             87,222        64,494       266,685       179,474
  Federal Funds Sold                                      20,629        22,675        36,594        59,605
                                                     ------------------------------------------------------

                                                         596,230       665,260     1,903,910     2,049,910
                                                     ------------------------------------------------------

INTEREST EXPENSE
  Deposits                                               332,142       283,249       951,238       750,988
  Fed Funds Purchased                                        566            68           919            68
  Other Borrowings                                        27,830             -        48,332             -
                                                     ------------------------------------------------------

                                                         360,538       283,317     1,000,489       751,056
                                                     ------------------------------------------------------

NET INTEREST INCOME                                      235,692       381,943       903,421     1,298,854

  Provision for Loan Losses                                    -             -             -       225,000
                                                     ------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      235,692       381,943       903,421     1,073,854
                                                     ------------------------------------------------------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                    18,822        16,586        48,167        43,012
  Mortgage Origination and Processing Fees                     -         3,025        10,125         3,694
  Other                                                    4,175         3,129        13,637        13,413
                                                     ------------------------------------------------------

                                                          22,997        22,740        71,929        60,119
                                                     ------------------------------------------------------

NON-INTEREST EXPENSES
  Salaries and Employee Benefits                         217,975       277,074       682,425       869,021
  Occupancy and Equipment                                 85,774        89,554       256,683       277,906
  Professional Fees                                      144,236        66,872       287,728       173,949
  Other                                                  116,656       183,099       611,642       683,456
                                                     ------------------------------------------------------

                                                         564,641       616,599     1,838,478     2,004,332
                                                     ------------------------------------------------------

LOSS BEFORE INCOME TAXES                                (305,952)     (211,916)     (863,128)     (870,359)

  Provision for Income Taxes                                   -             -             -             -
                                                     ------------------------------------------------------

NET LOSS                                             $  (305,952)  $  (211,916)  $  (863,128)  $  (870,359)
                                                     ======================================================

BASIC LOSS PER COMMON SHARE                          $      (.31)  $      (.23)  $      (.87)  $     (1.00)
                                                     ======================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               993,560       930,272       993,377       870,825
                                                     ======================================================

The accompanying notes are an integral part of these consolidated statements.

                                   NBOG BANCORPORATION, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30
                                                  (UNAUDITED)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        ------------------------------------------------------
                                                            2006          2005          2006          2005
                                                        ------------------------------------------------------
NET LOSS                                                $  (305,952)  $  (211,916)  $  (863,128)  $  (870,359)
                                                        ------------------------------------------------------

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Gains (Losses) on Securities Arising During the Year      121,971       (20,807)       38,765       (39,786)
  Reclassification Adjustment                                     -             -             -             -
                                                        ------------------------------------------------------

  Unrealized Gains (Losses) on Securities                   121,971       (20,807)       38,765       (39,786)
                                                        ------------------------------------------------------

COMPREHENSIVE LOSS                                      $  (183,981)  $  (232,723)  $  (824,363)  $  (910,145)
                                                        ======================================================

The accompanying notes are an integral part of these consolidated statements.

                      NBOG BANCORPORATION, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                    (UNAUDITED)

                                                             2006          2005
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $  (863,128)  $  (870,359)
  Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities
      Provision for Loan Losses                                    -       225,000
      Provision for Losses on Other Real Estate              208,995             -
      Depreciation, Amortization and Accretion               139,652       165,760
      Loss on Sale of Other Real Estate                       13,127       154,161
      Loss on Sale of Bank Vehicle                             1,304             -
      Stock Compensation Expense                              23,670             -
      CHANGE IN
        Other Assets                                         (35,778)       (6,930)
        Other Liabilities                                    247,560      (198,575)
                                                         ------------  ------------

                                                            (264,598)     (530,943)
                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investment Securities Available for Sale   (1,511,269)   (2,507,010)
  Purchases of Other Investments                             (90,000)       (3,700)
  Proceeds from Maturities, Calls and Pay-downs of
    Investment Securities Available for Sale               1,026,815       947,109
  Proceeds from the Sale of Other Investments                 30,300        21,800
  Net Change in Loans                                      3,819,848     3,000,795
  Proceeds from the Sale of Other Real Estate              1,170,873     1,383,844
  Proceeds from the Sale of Bank Vehicle                       3,000             -
  Purchases of Premises and Equipment                        (55,708)      (33,972)
                                                         ------------  ------------

                                                           4,393,859     2,808,866
                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Deposits                                  (4,852,133)   (4,719,673)
  Payment of Deferred Offering Costs                          (3,556)     (172,110)
  Exercise of Stock Options and Warrants                           -       496,750
  Proceeds from FHLB Advance                               2,000,000             -
  Proceeds from the Issuance of Preferred Stock              210,000             -
  Proceeds from the Issuance of Common Stock                   8,000       495,598
                                                         ------------  ------------

                                                          (2,637,689)   (3,899,435)
                                                         ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,491,572    (1,621,512)

CASH AND CASH EQUIVALENTS, BEGINNING                         775,381     6,426,521
                                                         ------------  ------------

CASH AND CASH EQUIVALENTS, ENDING                        $ 2,266,953     4,805,009
                                                         ============  ============

The accompanying notes are an integral part of these consolidated statements.

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results of a full year's operations. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2005 Form 10-KSB.

STOCK  COMPENSATION  PLANS

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (FAS 123R) on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense is recognized in the statement of income for unvested awards that were granted prior to the date of adoption based on the fair value of the award as determined at the grant date. The financial statements as of and for the nine months ended September 30, 2006 reflect additional compensation expense of $23,670 as a result of implementing FAS 123R. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated. Therefore, the results for the first nine months of 2006 are not directly comparable to the same period in 2005.

Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three months and nine months ended September 30, 2005, the Company's pro forma net loss and loss per share would have been as follows:

                                                       Three Months Ended    Nine Months Ended
                                                       September 30, 2005    September 30, 2005
                                                      --------------------  --------------------
Net loss:

As reported                                           $          (211,916)  $          (870,359)
  Deduct: Total stock-based employee compensation
  expense determined under fair value method for all
  awards, net of related tax effects                               24,000               247,415
                                                      --------------------  --------------------

Pro forma                                             $          (235,916)  $        (1,127,774)
                                                      ====================  ====================

As reported:
  Basic Loss Per Common Share                         $             (0.23)  $             (1.00)
                                                      ====================  ====================

  Pro forma:
  Basic Loss Per Common Share                         $             (0.25)  $             (1.30)
                                                      ====================  ====================

The Company utilizes a valuation model to determine the fair value of stock options on the date of grant. The model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. No stock options were granted during the nine months ended September 30, 2006.

NOTE 2 - GOING CONCERN
----------------------

The accompanying consolidated financial statements have been prepared assuming the Bank will continue as a going concern. The Bank has entered into a formal agreement with its primary regulator dated August 14, 2004 and has not complied with certain requirements of the agreement. By not meeting these requirements, losses incurred during the nine months ended September 30, 2006 and in prior periods, could expose the Bank to possible further regulatory actions. These matters raise substantial doubt about the Bank's ability to continue as a going concern. The ability of the Bank to continue as a going concern is dependent on many factors, including earnings, fully complying with the formal agreement and completion of a transaction with a strategic partner The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - NET LOSS PER COMMON SHARE
----------------------------------

Net loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. No common stock equivalents were considered in 2006 and 2005 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE 5 - LOANS
--------------

Activity in the allowance for loan losses for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005 is summarized as follows:

                                         2006        2005
                                      ----------  ----------
Beginning Balance                     $ 785,326   $ 989,852
Provision Charged to Operations               -     225,000
Loan Charge-Offs                       (103,514)   (777,586)
Loan Recoveries                          25,596     348,060
                                      ----------  ----------

Ending Balance                        $ 707,408   $ 785,326
                                      ==========  ==========

The following is a summary of risk elements in the loan portfolio at September 30, 2006 and at December 31, 2005:

                                                             2006        2005
                                                           ---------  -----------
Loans on Nonaccrual                                        $511,849   $  778,216
Loans Past Due 90 Days and Still Accruing                         -       80,309
Other Real Estate Owned and Repossessions                         -      839,000
                                                           ---------  -----------

Total Nonperforming Assets                                 $511,849   $1,697,525
                                                           =========  ===========

Total Nonperforming Assets as a Percentage of Gross Loans      2.42%        6.65%
                                                           =========  ===========

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. Interest income that would have been reported on the non-accrual loans totaled $31,657 for the nine months ended September 30, 2006 and totaled $46,533 for the twelve months ended December 31, 2005.

NOTE 6 - INCOME TAXES
---------------------

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of September 30, 2006 and December 31, 2005 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards. If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE 7 - REGULATORY MATTERS
---------------------------

In August 2004, as a result of a regulatory examination conducted in April 2004, the Bank entered into a formal agreement with its primary regulator with regard to, among other things, achievement of agreed-upon capital levels, obtaining a permanent President and Senior Lender, obtaining current and satisfactory credit information on all loans over $25,000, and eliminating the basis of criticism of assets criticized. A regulatory examination conducted in April 2006 determined that the Bank was not in compliance with certain elements of the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, current and satisfactory credit information on all loans, eliminating the basis of criticized assets and development of a strategic plan. In January 2006, the board of directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire Bank or a significant interest in the Bank. As a result, the Bank's primary regulator agreed to a 90-day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and development of a strategic plan. Not meeting these requirements could expose the Bank to further regulatory actions. The Bank's regulatory condition raises a substantial doubt about the Company's ability to continue as a going concern. The Company terminated its merger agreement with El Banco Financial Corporation on October 25, 2006. No assurance can be given that a new strategic partner will be identified.

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency (OCC), which outlines actions to be taken by the Bank to address concerns by the OCC. One provision of the agreement called for the Bank to maintain a Total Capital (to risk-weighted assets) ratio of 14.0 percent and Tier 1 Capital (to average assets) ratio of
9.0 percent as of March 31, 2005. The Bank's ratios of Total Capital to risk weighted assets and Tier 1 Capital to average assets at September 30, 2006 were 14.88% and 9.18%, respectively. (See the section entitled the "Formal Agreement" under Management's Discussion and Analysis for further details regarding the Bank's compliance with each provision of the agreement with the OCC.)

NOTE 8 - PREFERRED STOCK
------------------------

On September 29, 2006, NBOG Bancorporation, Inc. ("NBOG") entered into subscription agreements with each of its directors, whereby each director agreed to purchase 3,000 shares of NBOG's newly designated Series A Preferred Stock, no par value (the "Series A Preferred Stock"), for $10.00 per share. As a result, NBOG sold 21,000 shares of Series A Preferred Stock for a total of $210,000. NBOG used the proceeds of this offering to increase the capital of The National Bank of Gainesville in order to comply with regulatory capital requirements at September 30, 2006. NBOG anticipates requesting approval from the Federal Reserve to redeem the shares of Series A Preferred Stock at their purchase price ($210,000) upon consummation of a merger with a strategic partner.

NBOG amended its articles of incorporation to provide for the terms of the Series A Preferred Stock. The amendment authorized 50,000 shares of Series A Preferred Stock to be designated out of the existing 10,000,000 shares of authorized blank check preferred stock. The Series A Preferred Stock ranks senior to NBOG's existing common stock with respect to dividend rights and rights of liquidation, dissolution or winding up of NBOG. The Series A Preferred Stock does not provide for a stated dividend rate, instead providing that if a dividend is paid on the common stock of NBOG, then an equivalent dividend must be paid on the Series A Preferred Stock. It is not anticipated that any dividend will be paid to the holders of either the NBOG common stock or Series A Preferred Stock. The Series A Preferred Stock is non-cumulative perpetual preferred stock and will be treated as Tier 1 capital under existing Federal Reserve regulations. The Series A Preferred Stock is generally non-voting and cannot be converted into common stock of NBOG. NBOG has the right, subject to Federal Reserve approval, to redeem the shares for their purchase price plus accrued dividends, if any.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On October 25, 2006, El Banco Financial Corporation and NBOG Bancorporation, Inc. mutually agreed to terminate their pending merger agreement. The parties concluded that receipt of regulatory approval would not be forthcoming on a timely enough basis to satisfy each side's business requirements. Under the terms of a termination agreement, both parties agreed to release any claims they may have against the other and that no termination fee would be paid by either party.

Also, on October 25, 2006, R. Allen Smith, was named President of The National Bank of Gainesville and principal executive officer of NBOG Bancorporation, Inc. replacing W. Bryan Hendrix who will remain the Chief Financial Officer for both entities on a part-time basis upon the earlier to occur of March 31, 2007 or the completion of the merger with a strategic partner. Prior to this appointment, Mr. Smith had served as a consultant to the Company and its Board of Directors. Mr. Smith has also previously served as Interim Chief Executive and Financial Officer of the Company. Pursuant to the terms of the consulting arrangement with the Company, Mr. Smith will continue to be paid $125 per hour for his services.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 155, "Accounting for Certain Hybrid Instruments, as an amendment of FASB No. 133 and 140." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement, which is an amendment to SFAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This pronouncement, which will be effective for Company in fiscal 2007, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. Management does not expect this pronouncement to have a significant impact on the Company's financial position or results of operations in fiscal 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements (FAS 157)." SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132R." This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard is not expected to have an effect on the Company's results of operations or financial position.

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

GENERAL

NBOG Bancorporation, Inc. (the "Company") opened for business through its banking subsidiary, The National Bank of Gainesville (the "Bank"), on March 25, 2002. The following discussion describes our results of operations through September 30, 2006 as compared to September 30, 2005 and also analyzes our financial condition as of the same periods.

In the third quarter of 2006, the Bank's asset quality continued to improve, as the Bank was able to sell off all Other Real Estate Owned and non-performing assets as a percentage of gross loans fell to 2.42% at September 30, 2006 from 5.07% at June 30, 2006 and 6.65% at December 31, 2005. However, the Company suffered its eleventh consecutive quarter of net losses. Unless and until the Bank is able to increase its capital and increase the size of its loan portfolio, the Company will continue to experience net losses. With the termination of the proposed merger with El Banco Financial Corporation on October 25, 2006, the Company is seeking a strategic partner to acquire or recapitalize the Bank.

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

The evaluation of the adequacy of the provision for loan losses is based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loans and are further divided by risk rating to determine estimated loss amounts. Categories of loans are real estate loans (including mortgage and construction), consumer loans and commercial loans.

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

REQUIREMENT                                                   CORRECTIVE ACTION/STATUS
-----------                                                   ------------------------
Appoint a compliance committee to monitor the                 IN COMPLIANCE.  In light of the decision
Bank's compliance with the Formal Agreement.                  to identify a strategic partner to acquire
                                                              or recapitalize the Bank, the Bank's
                                                              entire Board of Directors is responsible
                                                              for monitoring the Bank's compliance
                                                              with the Formal Agreement.


REQUIREMENT                                                   CORRECTIVE ACTION/STATUS
-----------                                                   ------------------------

Obtain a permanent President and Senior Lender.               IN COMPLIANCE.  On October 25, 2006,
                                                              R. Allen Smith agreed to serve as the
                                                              Company's and the Bank's permanent
                                                              President and CEO until a merger or
                                                              recapitalization can be consummated.
                                                              Lance G. Jones was named the Bank's
                                                              new permanent Senior Lender on
                                                              October 19, 2006.

By September 30, 2004, achieve and maintain
the following capital ratios:                                 IN COMPLIANCE.  At the end of January 2005,
  -  Total Capital at least equal to 12% of risk-             the Bank achieved and has since maintained
     weighted assets; and                                     Total Capital at least equal to 12% of risk-
  -  Tier 1 Capital at least equal to 8% of adjusted          weighted assets and Tier 1 Capital at least
     total assets.                                            equal to 8% of adjusted total assets.

By March 31, 2005, achieve and maintain the                   IN COMPLIANCE.  At September 30, 2006,
following capital ratios:                                     with the additional capital raised from the
  -  Total Capital at least equal to 14% of risk-             issuance of the Preferred Stock to our
     weighted assets; and                                     directors, Total Capital represented 14.88%
  -  Tier 1 Capital at least equal to 9% of adjusted          of risk weighted assets and Tier 1 Capital
     total assets.                                            represented 9.18% of adjusted total assets.


Develop, implement and thereafter ensure Bank                 IN COMPLIANCE.  An updated three-year
adherence to a three-year capital program.                    capital plan has been completed and was
                                                              forwarded to the OCC for its review on
                                                              October 25, 2006.

Revise the Bank's written loan policy.                        IN COMPLIANCE.  The Board of Directors
                                                              has reviewed and revised the Bank's written
                                                              loan policy.  This policy has been adopted
                                                              and implemented by the Board and will be
                                                              monitored for Bank adherence.  A copy of
                                                              the policy was forwarded to the OCC.

Employ a qualified consultant to perform an ongoing asset     IN COMPLIANCE.  The Bank has entered into
quality review of the Bank until such time as an ongoing      a two-year service agreement with Professional
internal asset quality review system is developed by the      Bank Services (PBS) of Louisville, Kentucky
Board, implemented and demonstrated to be effective.          to perform periodic credit review examinations.

Obtain current and satisfactory credit information on all     IN COMPLIANCE.  Current and satisfactory
loans over $25,000 lacking such information and obtain        credit information has been obtained on all
proper collateral documentation on all loans.                 loans over $25,000.  Proper collateral
                                                              documentation has also been obtained on
                                                              all loans identified with collateral
                                                              deficiencies. Any loans for which the Bank
                                                              was unable to obtain satisfactory credit or
                                                              collateral documentation have been
                                                              classified by the Bank.

Adopt, implement and thereafter take all available            IN COMPLIANCE.  The Bank has adopted
measures to ensure the Bank's adherence to a written          and implemented the appropriate measures
program designed to eliminate the basis of criticism of       to ensure the Bank's adherence to the
assets criticized in the Report of Examination, in any        written program designed to eliminate the
subsequent Report of Examination or by any internal or        basis of criticism of assets criticized in the
external loan review, or in any list provided to              Report of Examination, in any subsequent
management by the National Bank of Examiners.  The            Report of Examination or by any internal
Board or a designated committee, shall conduct a review       or external loan review, or in any list
of this process on a quarterly basis to determine the status  provided to management by the National
of each criticized asset or criticized portion thereof that   Bank of Examiners.  The Compliance
equals or exceeds $50,000, management's adherence to the      Committee reviews a list of all criticized
program adopted pursuant to this requirement, the status      assets each month to ensure Bank
and effectiveness of the written program, and the need to     adherence and forwards a copy of this list
revise the program or take alternative action.                to the OCC.


REQUIREMENT                                                   CORRECTIVE ACTION/STATUS
-----------                                                   ------------------------

Review on a quarterly basis the Bank's Allowance for          IN COMPLIANCE.  The Board has established
Loan Losses and establish a program for maintenance of        a methodology to analyze and review the
an adequate allowance.  Any deficiency in the allowance       adequacy of the Bank's Allowance for Loan
shall be remedied in the quarter it is discovered by          Losses, which is reviewed on a monthly
additional provisions from earnings.  Written                 basis to ensure adequate reserves are
documentation shall also be maintained indicating the         maintained at the end of the fiscal quarter.
required factors considered and conclusions reached by the    Any deficiency in the amount of reserves
Board in determining the adequacy of the allowance.           maintained in the loan loss allowance will
                                                              be remedied by the end of the quarter as
                                                              required by the Formal Agreement.
                                                              Written documentation is also maintained
                                                              in the file indicating the factors considered
                                                              and conclusions reached by the Board in
                                                              determining the adequacy of the Allowance
                                                              for Loan and Lease Losses.

Adopt, implement and thereafter ensure Bank adherence to      IN COMPLIANCE.  A three-year plan has been
a written strategic plan for the Bank covering at least a     completed and was submitted to the OCC
three-year period.                                            during 2005.  Management continues to
                                                              monitor and re-visit the plan accordingly.

Pursuant to the terms of the formal agreement indicated above, the Company had committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, the Board passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC agreed to a ninety day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and the development of a strategic plan. As previously discussed, the Company previously entered into a merger agreement with EBFC on May 5, 2006. In light of this merger agreement, the waiver was further extended to September 30, 2006. The Company is committed to complying with all of the provisions of the Formal Agreement

RESULTS OF OPERATIONS

A net loss of $863,128 was incurred for the first nine months of 2006 as compared to a net loss of $870,359 for the same period in 2005. The net loss of $305,952 for the three months ended September 30, 2006 was up $94,036 or 44% from the $211,916 net loss incurred during the third quarter of 2005 due mainly to $82,430 in legal fees accrued for expenses related to the Company's merger with El Banco Financial Corporation. In addition the net loss for the nine months ended September 30, 2006 includes a $208,995 provision (write-down) recorded at the end of June for an anticipated loss on the sale of foreclosed property held in Other Real Estate. In an effort to help liquidate this asset, the Bank accepted a contract with a sales amount of approximately $208,995 below the property's recorded net book value. Without this write-down and the legal fees related to the merger, the Bank's net loss for the nine months ended September 30, 2006 would have only been $571,703 resulting in a $298,656 or 34% reduction from the net loss incurred for the nine months ended September 30, 2005.

Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings. Net interest income declined to $235,692 or 38% for the quarter ended September 30, 2006 compared to $381,943 for the quarter ended September 30, 2005 and declined to $903,421 or 30% for the first nine months of 2006 compared to the $1,298,854 that was earned for the first nine months of 2005. This decrease was due to a lower volume of loan demand during the last twelve months along with pay-out of participation loans originated outside of our lending area. Additionally, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank. This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

No provision for loan losses was recorded in the third quarter or for the first nine months of 2006 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank's internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. As indicated above, there was no provision for loan losses recorded for the nine months ended September 30, 2006 versus the $225,000 that was expensed for the same period a year ago. This difference continues to demonstrate the improvement in the credit quality of the Bank's loan portfolio and of management's efforts to identify and reduce criticized and classified loans. The allowance for loan loss was $707,408 (3.35% of total gross loans) at September 30, 2006 compared to $1,036,147 (3.66% of total gross loans) at September 30, 2005 and $785,326 (3.08% of total gross loans) at December 31, 2005.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan loss based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at September 30, 2006 reflects management's estimate of probable losses inherent and remaining in the loan portfolio. We believe our estimates are sufficient to absorb any such losses.

Total non-interest income for the quarter ended September 30, 2006 was $22,997 compared to $22,740 for the quarter ended September 30, 2005 and was $71,929 for the nine months ended September 30, 2006 compared to $60,119 for the nine months ended September 30, 2005, an increase of $11,810 or 20%. Non-interest income includes service charges on deposit accounts, customer service fees, and mortgage origination fee income. The increase in non-interest income for the first nine months of 2006 compared to the first nine months of 2005 was mostly due to larger fees earned on mortgage origination and higher fees assessed for NSF charges and for check cashing services.

Total non-interest expense for the third quarter of 2006 was $564,641 as compared to $616,599 for the same period in 2005 resulting in a decrease of $51,958 or 8%. Non-interest expense for the nine months ended September 30, 2006 was $1,838,478 compared to $2,004,332 for the nine months ended September 30, 2005, a decrease as well of $165,854 or 8%. Without the $208,995 provision for loss on Other Real Estate and the $82,430 in legal fees accrued for expenses related to the Company's merger with El Banco Financial Corporation, the Bank's non-interest expense for the first nine months of this year would have only been $1,547,053 resulting in a $457,279 or 23% decrease from the first nine months of 2005. Salaries and benefits, the largest component of non-interest expense, was $217,975 for the quarter ended September 30, 2006, compared to $277,074 for the same period a year ago and was $682,425 for the first nine months of 2006 compared to $869,021 for the first nine months of 2005, a decrease of 21% from both the quarter ended and the nine months ended September 30, 2005, respectively. Total salary and benefits expense has decreased due to the downsizing of five staff positions in early 2006. Additionally, this decrease is a result of the resignation of three officers in the third quarter of 2005, two of which were members of senior management. Salary and benefits expense continues to decrease on a quarter-to-quarter basis with total expense down in each quarter since third quarter 2004.

Occupancy and equipment expense totaled $85,774 for the quarter ended September 30, 2006, compared to $89,554 for the same period a year ago and totaled $256,683 for the first nine months of 2006 compared to $277,906 for the first nine months of 2005. Total occupancy expense for the third quarter of 2006 was lower than the quarter ended September 30, 2005 due to less depreciation expense incurred on furniture, fixtures, and equipment as the estimated useful life on certain assets has expired over the last year along with lower ad valorem taxes related to these and other remaining furniture, fixtures and equipment items. Professional fees totaled $144,236 for the quarter ended September 30, 2006, compared to $66,872 for the quarter ended September 30, 2005 and totaled $287,728 for the first nine months of 2006 compared to $173,949 for the first nine months of 2005, an increase of $77,364 and $113,779 for the third quarter and for the first nine months of 2006, respectively. As indicated earlier, the increase in professional fees for third quarter 2006 was due to $82,430 in legal fees accrued for expenses related to the Company's merger with El Banco Financial Corporation. The year-to-date increase was primarily due to $183,303 in legal fees associated with the search for a strategic partner and/or potential investors for the Company as well as expenses related to the Company's planned merger with El Banco Financial Corporation.

Other non-interest expense for the third quarter of 2006 was $116,656 versus $183,099 for the third quarter of 2005, a decrease of $66,443 or 36%, and was $611,642 for the nine months ended September 30, 2006 versus $683,456 for the nine months ended September 30, 2005, a decrease of 71,814 or 11%. Once again, without the $208,995 write-down to Other Real Estate, the Bank's total other non-interest expense for the nine months ended September 30, 2006 was only $402,647 resulting in a $280,809 or 41% decrease from the total expense incurred during the first nine months of 2005. In addition, the reduction in expenses for the third quarter of 2006 and for the first nine months of 2006 when compared to the same periods in 2005 also indicates continued improvement in cost control and the Bank's overall management of other non-interest expense.

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

"Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time. At September 30, 2006, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

FINANCIAL CONDITION

Total assets decreased $3,380,667 or 9% from December 31, 2005 to September 30, 2006. The major source of this reduction was in net loans, which decreased by $4,294,847 or 17% over the last nine months of 2006. Fed Funds Sold, however, increased $1,279,000 from $95,000 at December 31, 2005 to $1,374,000 at
September 30, 2006. Investment securities available-for-sale also increased $519,315 or 6% from $8,424,986 at December 31, 2005 to 8,944,300 at September
30, 2006. Total deposits declined by $4,852,133 or 14% since December 31, 2005, with $4,178,389 or 13% of the decline in interest bearing accounts (primarily Certificates of Deposits). The reduction in total net loans, (in particular the pay-off of certain large participation loans) created excess funds providing management the flexibility to replace loan run-off by investing in new loans and/or investment securities. Additionally, with total net loans declining, management has not been as aggressive in retaining or obtaining deposits in an attempt to match funding levels with loan balances and upcoming maturities. Total shareholders' equity decreased from $3,773,883 at December 31, 2005 to $2,997,790 at September 30, 2006. This decrease of $776,093 or 21% was attributable to the recognition of $193,399 in deferred offering costs related to the Company's stock rights offering and the $863,128 net loss for the nine months ended September 30, 2006. Capital contributions, however, in the amount of $210,000 received during September 2006 from the directors of the Company for the purchase of a Series "A" preferred stock helped offset the net losses incurred for 2006.

LIQUIDITY AND CAPITAL

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements. As of September 30, 2006 the Bank has $2,266,953 in cash and cash equivalents as well as $8,944,300 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $2,900,000. No amounts were advanced on these lines at September 30, 2006.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at September 30, 2006:

          Tier 1 Capital (to risk-weighted assets)    13.61%
          Total Capital (to risk-weighted assets)     14.88%
          Tier 1 Capital (to total average assets)     9.18%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of September 30, 2006, met the minimum capital ratio of 9.0% for the

Tier 1 Capital (to adjusted quarterly average total assets) and the 14.0% ratio of Total Capital (to risk-weighted assets) as required by the Formal Agreement.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2006:

          Commitments to extend credit    $1,944,000
          Stand-by letters of credit      $  293,539

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On September 29, 2006, NBOG Bancorporation, Inc. ("NBOG") entered into subscription agreements with each of its directors, whereby each director agreed to purchase 3,000 shares of NBOG's newly designated Series A Preferred Stock, no par value (the "Series A Preferred Stock"), for $10.00 per share. As a result, NBOG sold 21,000 shares of Series A Preferred Stock for a total of $210,000. NBOG used the proceeds of this offering to increase the capital of The National Bank of Gainesville in order to comply with regulatory capital requirements at September 30, 2006. NBOG anticipates requesting approval from the Federal Reserve to redeem the shares of Series A Preferred Stock at their purchase price ($210,000) upon consummation of a merger with a strategic partner.

          NBOG amended its articles of incorporation to provide for the terms of the Series A Preferred Stock. The amendment authorized 50,000 shares of Series A Preferred Stock to be designated out of the existing 10,000,000 shares of authorized blank check preferred stock. The Series A Preferred Stock ranks senior to NBOG's existing common stock with respect to dividend rights and rights of liquidation, dissolution or winding up of NBOG. The Series A Preferred Stock does not provide for a stated dividend rate, instead providing that if a dividend is paid on the common stock of NBOG, then an equivalent dividend must be paid on the Series A Preferred Stock. It is not anticipated that any dividend will be paid to the holders of either the NBOG common stock or Series A Preferred Stock. The Series A Preferred Stock is non-cumulative perpetual preferred stock and will be treated as Tier 1 capital under existing Federal Reserve regulations. The Series A Preferred Stock is generally non-voting and cannot be converted into common stock of NBOG. NBOG has the right, subject to Federal Reserve approval, to redeem the shares for their purchase price plus accrued dividends, if any.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS

          10.1 Termination Agreement and Plan of Merger by and between El Banco Financial Corporation, formerly known as Nuestra Tarjeta de Servicios, Inc and NBOG Bancorporation, Inc, dated as of October 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated October 26, 2006.)

          31.1 Certifications of Principal Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act.

          31.2 Certifications of Principal Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act.

          32. Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2006                 By:  /S/ R. ALLEN  MITH
                                             -------------------------------
                                             R. Allen Smith
                                             Chief Executive Officer



Date: November 14, 2006                 By:  /S/ W. BRYAN HENDRIX
                                             -------------------------------
                                             W. Bryan Hendrix
                                             Chief Financial Officer