Form 10KSB
period 2006-12-31
NBOG BANCORPORATION INC
filed 2007-03-30
CIK 1124676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                ----------------

                                   FORM 10-KSB

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

                       Commission File Number:  001-16413
                       -----------------------------------

                            NBOG BANCORPORATION, INC.
              (Exact Name of Small Business Issuer in its Charter)

                 GEORGIA                            58-2554464
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

     The issuer's revenue for its most recent fiscal year was approximately $2.6 million. As of December 31, 2006, there were 993,560 shares of common stock issued and outstanding. The aggregate market value of the registrant's outstanding common stock held by nonaffiliates of the registrant as of December 31, 2006, was approximately $2.8 million, based upon an estimate of the fair market value of the common stock of $4.00 per share, which was the offering price of the Issuer's common stock during 2005. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

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

CAPITAL INFUSION

     On January 23, 2007, we signed an agreement with William R. Blanton which provides a significant infusion of capital (the "Capital Infusion"). Mr. Blanton has agreed to purchase up to $2 million in common stock at a small premium to the current book value of NBOG common stock. In addition, Mr. Blanton has agreed to serve as the Chairman of the Board of NBOG and The National Bank of Gainesville and to bring in additional board members.

     The Board of Directors selected Mr. Blanton's proposal after a search of potential investors and third party acquirers by the investment banking firm of Stevens & Company. Mr. Blanton has 35 years of banking experience, the past 20 of which have been with banks in the North Atlanta market. Most recently he was with First Capital Bank where he served in various capacities including President from 1989 until its recent sale. During his time with First Capital, the bank's assets grew from $30 million to $700 million.

     Under the terms of the agreement, Mr. Blanton will purchase up to $2 million worth of common stock at a price of $2.80 per share, subject to a penny-for-penny adjustment if NBOG's book value falls below $2.40 per share prior to the purchase date. In addition, Mr. Blanton will be granted a warrant to buy an equal number of shares at the same price. The purchase is subject to approval by the Federal Reserve Board and the Georgia Department of Banking and Finance and other customary closing conditions.

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

     OTHER SERVICES. In addition to deposit and loan services, the Bank offers banking, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide. The Bank offers VISA and MasterCard credit cards and merchant credit card processing to the Bank's customers through third party vendors. In May the Bank began offering internet banking services through a third party vendor relationship. Cash management and bill pay services are still not available through internet banking at this time. The Bank currently offers telephone banking and NetImage. NetImage is a product that allows the customer to view images of their cleared checks via connection to the internet through a secure link in the Bank's website.

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

     The Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. According to information provided by the FDIC, as of June 30, 2006, there were 55 offices of 16 banks operating in Hall County with a total of approximately $2.6 billion in deposits. As of June 30, 2006, the Bank had approximately 1.2% of the deposit market share. In addition to competition from large national and regional banks, including Regions, Wachovia, SunTrust and Bank of America, the Bank also competes with a number of local competitors, including Gainesville Bank & Trust, United Community and Peach State.

EMPLOYEES

     As of December 31, 2006, we had 14 full-time employees and 2 part-time employees. We consider the relationship with our employees to be excellent.

                                  RISK FACTORS

     An investment in our common stock involves a significant degree of risk.
If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occurs, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

OUR PENDING CAPITAL INFUSION MAY NOT BE APPROVED BY THE REGULATORS.

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

     The Capital Infusion is subject to approval by the Federal Reserve Board and the Georgia Department of Banking and Finance. While applications have been submitted seeking regulatory approval, no assurances can be given that regulatory approval will be obtained. If regulatory approval is not obtained, we will need to reconsider our strategic plan.

WE HAVE EXPERIENCED LOSSES AND HAVE AN ACCUMULATED DEFICIT.

     We experienced a pre- and after-tax loss of $1.2 million in 2006, $1.1 million in 2005 and a pre-tax loss of $2.2 million and an after-tax loss of $2.9 million during 2004. The material causes of the loss include a reduction in net interest income and an increase in legal fee accrued for expenses associated with the search for a strategic partner and/or potential investor. The improvement of the Bank's credit quality resulted in no provision for loan losses recorded in 2006 as management considered the existing allowance for loan losses adequate for the estimated or potential losses in the Bank's loan portfolio based on the Bank's internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. However, the Bank has recorded provisions for loan losses of $225 thousand in 2005 and $2.3 million in 2004. We have also experienced increases in non-interest expenses related to the acquisition, maintenance and sale of foreclosed and repossessed property. The after-tax loss in 2004 includes a tax expense of $650,000, which represents the reversal of a tax benefit recognized at the end of 2003. We also had an accumulated deficit of $6.0 million at December 31, 2006. To become profitable, we must increase our net interest income and non-interest income above existing levels. No assurances can be given that such increases will occur, and we will therefore experience continued losses if we are unable to increase revenues sufficiently.

OUR ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT TO ABSORB PROBABLE LOSSES IN OUR LOAN PORTFOLIO.

     Lending money is a substantial part of our business. However, every loan we make carries a risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.
At December 31, 2006, our allowance for probable loan losses represented 2.2% of our total loans, 145% of our total non-performing assets and 212% of our total non-performing loans. If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation. Because the Bank has been chartered for more than three years, this restriction does not limit our ability to sell.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging rebuttable presumptions of control.

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

     In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution's CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

     Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

     In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

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

     ALLOWANCE FOR LOAN AND LEASE LOSSES. The Allowance for Loan and Lease Losses (the "ALLL") represents one of the most significant estimates in the Bank's financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank's stated policies and procedures, management's best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank's estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See "Management's Discussion and Analysis - Critical Accounting Policies."

     COMMERCIAL REAL ESTATE LENDING. The Bank's lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate ("CRE") lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

     - total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

     - total commercial real estate loans represent 300% or more of the institution's total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, as amended by the Servicemembers Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the U.S. military;

     - Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The Bank's deposit operations are also subject to federal laws applicable to depository accounts, such as the:

     - Truth-in-Savings Act, requiring certain disclosures for consumer deposit accounts;

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

FEDERAL RESERVE RESOLUTIONS

     On October 21, 2004, pursuant to the request of the Federal Reserve Bank of Atlanta, the Company's Board of Directors adopted resolutions (the "Resolutions") that provide that the Company shall not (without the prior written approval of the Federal Reserve):

     - incur debt (or take any action, such as refinancing) that would cause a change in debt instruments or a change in any of the terms of any existing debt instruments;

     -    declare or pay dividends to its shareholders; or

     -    reduce its capital position by purchasing or redeeming treasury stock.

     The Resolutions also require quarterly financial information on the parent company, the subsidiary bank and written progress on the financial condition of the organization be provided to the Federal Reserve.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the OCC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $500 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     Under the terms of the Formal Agreement, the Bank is required to maintain a Total Capital ratio to risk-weighted assets of at least 14.0% and a Tier 1 Capital to average assets of at least 9.0%. Total Capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006, our ratio of total capital to risk-weighted assets was 13.8%, our ratio of Tier 1 Capital to risk-weighted assets was 12.6% and our ratio of Tier 1 Capital to average assets was 8.8%.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders. The Bank is precluded from paying dividends until it is cumulatively profitable. The Company is currently prohibited from paying dividends without Federal Reserve approval pursuant to the Resolutions.

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

FEDERAL DEPOSIT INSURANCE REFORM

     On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"). Among other things, FDIRA changes the federal deposit insurance system by:

     - raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

     - authorizing the FDIC to index deposit insurance coverage for inflation, for standard accounts and qualifying reitrement accounts every five years, beginning April 1, 2007;

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

FEDERAL RESERVE RESOLUTIONS

     On October 21, 2004, pursuant to the request of the Federal Reserve Bank of Atlanta, the Company's Board of Directors adopted resolutions (the "Resolutions") that provide that the Company shall not (without the prior written approval of the Federal Reserve):

     - incur dept (or take any action, such as refinancing) that would cause a change in debt instruments or a change in any of the terms of any existing debt instruments;

     -    declare or pay dividends to its shareholders; or

     -    reduce its capital position by purchasing or redeeming treasury stock.

     The Resolutions also require quarterly financial information on the parent company, the subsidiary bank and written progress on the financial condition of the organization be provided to the Federal Reserve.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

     The Company held its 2006 Annual Meeting of Shareholders on December 14, 2006, where the following three directors were re-elected to serve as Class III Directors for a three-year term expiring in 2009: Kathy L. Cooper, Lanny W. Dunagan and Gilbert T. Jones, Sr.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     As of March 1, 2007, NBOG had 993,560 shares of common stock outstanding
and approximately 832 shareholders of record.   There is currently no market for
our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market. There is only incomplete information about trades of our shares and the prices at which any shares have traded.

     To our knowledge, no trades of our common stock, outside of our stock rights offering, occurred during 2006 or 2005.

     On September 29, 2006, NBOG entered into subscription agreements with each of its directors, whereby each director agreed to purchase 3,000 shares of NBOG's newly designated Series A Preferred Stock, no par value (the "Series A Preferred Stock"), for $10.00 per share. As a result, NBOG sold 21,000 shares of Series A Preferred Stock for a total of $210,000. The Board has authorized 50,000 shares of Series A Preferred Stock to be designated out of the existing 10,000,000 shares of authorized blank check preferred stock. The Series A Preferred Stock ranks senior to NBOG's existing common stock with respect to dividend rights and rights of liquidation, dissolution or winding up of NBOG. The Series A Preferred Stock does not provide for a stated dividend rate, instead providing that if a dividend is paid on the common stock of NBOG, then an equivalent dividend must be paid on the Series A Preferred Stock.

     On December 28 and 29, 2006, NBOG entered into subscription agreements with each of its directors, whereby each director agreed to purchase an additional 2,000 shares of Series A Preferred Stock, resulting in the sale of 14,000 shares of Series A Preferred Stock for a total of $140,000.

     There were no brokerage or underwriting commissions paid in either private placement. The stock was sold under the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

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

GENERAL

     NBOG Bancorporation, Inc. opened for business through its banking subsidiary, The National Bank of Gainesville, on March 25, 2002.

     The following discussion describes our results of operations for 2006 as compared to 2005 and also analyzes our financial condition as of December 31, 2006 as compared to December 31, 2005. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2006 and 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.
Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

CRITICAL ACCOUNTING POLICIES

     We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements. Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2006 included elsewhere in this annual report.

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

     The table below describes each requirement of the Formal Agreement with the OCC, and the Bank's corrective action or the current status and efforts to correct the issues identified in the Formal Agreement.

REQUIREMENT                                             CORRECTIVE ACTION/STATUS
------------------------------------------------------  ----------------------------------------------------------

Appoint a compliance committee to monitor the           IN COMPLIANCE.  In light of the decision to identify a
Bank's compliance with the Formal Agreement.            strategic partner to acquire or recapitalze the Bank,
                                                        the Bank's entire Board of Directors is responsible
                                                        for monitoring the Bank's compliance with the
                                                        Formal Agreement.

Obtain a permanent President and Senior Lender.         IN COMPLIANCE.  On October 25, 2006, R. Allen
                                                        Smith agreed to serve as the Company's and the
                                                        Bank's permanent President and CEO.  Lance G.
                                                        Jones was named the Bank's new permanent Senior
                                                        Lender on October 19, 2006.

By September 30, 2004, achieve and maintain the
following capital ratios:                               IN COMPLIANCE.  At the end of January 2005, the
     -    Total Capital at least equal to 12% of        Bank achieved and has since maintained Total
          risk-weighted assets; and                     Capital at least equal to 12% of risk-weighted assets
     -    Tier 1 Capital at least equal to 8%           and Tier 1 Capital at least equal to 8% of adjusted
          of adjusted total assets.                     total assets.

By March 31, 2005, achieve and maintain the
following capital ratios:                               After obtaining a letter of intent from Mr. Blanton to
     -    Total Capital at least equal to 14% of        contribute new capital and discussions with the OCC,
          risk-weighted assets; and                     the Company permitted the Bank's Total Capital and
     -    Tier 1 Capital at least equal to 9%           Tier 1 Capital of adjusted total assets ratios to fall to
          of adjusted total assets.                     13.84% and 8.84%, which were below the OCC
                                                        Formal Agreement minimum ratios. A plan is in
                                                        place to have these ratios in compliance no later than
                                                        March 31, 2007.


REQUIREMENT                                             CORRECTIVE ACTION/STATUS
------------------------------------------------------  ----------------------------------------------------------

Develop, implement and thereafter ensure Bank           IN COMPLIANCE.  An updated three-year capital plan
adherence to a three-year capital program.              has been completed and was forwarded to the OCC
                                                        for its review on October 25, 2006.

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

Employ a qualified consultant to perform an             IN COMPLIANCE.  The Bank has entered into a two-
ongoing asset quality review of the Bank until such     year service agreement with Professional Bank
time as an ongoing internal asset quality review        Services (PBS) of Louisville, Kentucky to perform
system is developed by the Board, implemented           periodic credit review examinations.
and demonstrated to be effective.

Obtain current and satisfactory credit information      IN COMPLIANCE.  Current and satisfactory credit
on all loans over $25,000 lacking such information      information has been obtained on all loans over
and obtain proper collateral documentation on all       25,000.  Proper collateral documentation has also
loans.                                                  been obtained on all loans identified with collateral
                                                        deficiencies. Any loans for which the Bank was
                                                        unable to obtain satisfactory credit or collateral
                                                        documentation have been classified by the Bank.

Adopt, implement and thereafter take all available      IN COMPLIANCE.  The Bank has adopted and
measures to ensure the Bank's adherence to a            implemented the appropriate measures to ensure the
written program designed to eliminate the basis of      Bank's adherence to the written program designed to
criticism of assets criticized in the Report of         eliminate the basis of criticism of assets criticized in
Examination, in any subsequent Report of                the Report of Examination, in any subsequent Report
Examination or by any internal or external loan         of Examination or by any internal or external loan
review, or in any list provided to management by        review, or in any list provided to management by the
the National Bank of Examiners.  The Board or a         National Bank of Examiners.  The Compliance
designated committee, shall conduct a review of         Committee reviews a list of all criticized assets each
this process on a quarterly basis to determine the      month to ensure Bank adherence and forwards a copy
status of each criticized asset or criticized portion   of this list to the OCC.
thereof that equals or exceeds $50,000,
management's adherence to the program adopted
pursuant to this requirement, the status and
effectiveness of the written program, and the need
to revise the program or take alternative action.


REQUIREMENT                                             CORRECTIVE ACTION/STATUS
------------------------------------------------------  ----------------------------------------------------------

Review on a quarterly basis the Bank's Allowance        IN COMPLIANCE.  The Board has established a
for Loan Losses and establish a program for             methodology to analyze and review the adequacy of
maintenance of an adequate allowance.  Any              the Bank's Allowance for Loan Losses, which is
deficiency in the allowance shall be remedied in the    reviewed on a monthly basis to ensure adequate
quarter it is discovered by additional provisions       reserves will be maintained at the end of the fiscal
from earnings.  Written documentation shall also be     quarter.  Any deficiency in the amount of reserves
maintained indicating the required factors              maintained in the loan loss allowance will be
considered and conclusions reached by the Board         remedied by the end of the quarter as required by the
in determining the adequacy of the allowance.           Formal Agreement.  Written documentation is also
                                                        maintained in the file indicating the factors
                                                        considered and conclusions reached by the Board in
                                                        determining the adequacy of the Allowance for Loan
                                                        and Lease Losses.

Adopt, implement and thereafter ensure Bank             IN COMPLIANCE.  A three-year plan has been
adherence to a written strategic plan for the Bank      completed and was submitted to the OCC during
covering at least a three-year period.                  2005.  Management continues to monitor and re-visit
                                                        the plan accordingly.

     Pursuant to the terms of the Formal Agreement, the Company had committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, the Board passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC agreed to a ninety day waiver of certain commitments contained in the formal agreement, namely the appointment of a President and Senior Lender, the development of a three-year capital plan, and the development of a strategic plan.

     The Company entered into a merger agreement with El Banco Financial Corporation (EBFC) on May 5, 2006. On October 25, 2006, EBFC and NBOG Bancorporation, Inc. mutually agreed to terminate their pending merger agreement. The parties concluded that receipt of regulatory approval would not be forthcoming on a timely enough basis to satisfy each side's business requirements. Under the terms of a termination agreement, both parties agreed to release any claims they may have against the other and that no termination fees would be paid by either party.

     On January 23, 2007, the Company and William R. Blanton entered into a Stock Purchase Agreement whereby the Company agreed to sell, and Mr. Blanton agreed to purchase, up to $2 million worth of the Company's common stock at a price of $2.80 per share, subject to a penny-for penny adjustment if the Company's book value falls below $2.40 per share prior to the purchase date. In addition, Mr. Blanton will be granted a warrant to buy an equal number of shares at the same price. The purchase is subject to approval by the Federal Reserve Board, the Georgia Department of Banking and Finance and other customary closing conditions.

     The Company is committed to complying with all of the provisions of the Formal Agreement.

RESULTS OF OPERATIONS

     A net loss of $1,158,000 was incurred for 2006 up $86,000 from the net loss of $1,072,000 that was incurred during 2005. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings. Net interest income decreased to $1,144,000 for the year ended December 31, 2006 compared to $1,638,000 for the year ended December 31, 2005. This decrease was due to a lower volume of loan demand during the last twelve months along with pay-out of participation loans originated outside of our lending area. Additionally, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank. This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

     No provision for loan losses was recorded as of December 31, 2006 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank's internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. As indicated above, there was no provision for loan losses recorded for the twelve months ended December 31, 2006 versus the $225,000 that was expensed for the same period a year ago. This difference continues to demonstrate the improvement in the credit quality of the Bank's loan portfolio and of management's efforts to identify and reduce criticized and classified loans. The allowance for loan loss was $445,629 (2.19% of total gross loans) at December 31, 2006 compared to $785,326 (3.08% of total gross loans) at December 31, 2005.

     There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan loss based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at December 31, 2006 reflects management's estimate of probable losses inherent and remaining in the loan portfolio. We believe our estimates are sufficient to absorb any such losses.

     Non-interest income for the year ended December 31, 2006 totaled $86,000 compared to $79,000 in 2005. Non-interest income includes service charges on deposit accounts, customer service fees, and mortgage origination fee income. Even with the closing of the mortgage loan division at the end of 2004, the Bank's non-interest income derived from mortgage origination fees increased by $4,000 in 2006. Non-interest expenses in 2006 were $2,387,000 compared to $2,564,000 in 2005. The largest component of non-interest expenses is salaries and employee benefits, which totaled $943,000 for the year ended December 31, 2006, compared to $1,109,000 for the year ended December 31, 2005.

NET INTEREST INCOME

     For the years ended December 31, 2006 and 2005, net interest income totaled $1,144,000 and $1,638,000, respectively. This decrease of $494,000 was due to a lower volume of loan demand during 2006 as well as interest foregone due to classified loans being placed in a non-earning status. In addition, this reduction was part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank. Interest income from loans, including fees, was $2,068,000, which represented a higher yield of 8.70% in 2006 compared to the 8.22% yield earned in

2005. The rising interest rate environment of 2006 had a positive impact on the bank's adjustable rate loans. This increase was also due to higher rates earned on work-out loans and other problem credits that the bank retained in its loan portfolio. Interest expense totaled $1,347,000 for the year ended December 31, 2006 compared to $1,056,000 in 2005. The net interest margin realized on earning assets and the interest rate spread were 3.42% and 3.05%, respectively, for the year ended December 31, 2006, as compared to an interest rate margin of 4.27% and interest rate spread of 3.99% in 2005.

AVERAGE  BALANCES  AND  INTEREST  RATES

     The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2006 and 2005 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

                                            For the Year Ended December 31, 2006          For the Year Ended December 31, 2005
                                        --------------------------------------------  --------------------------------------------
                                                                     (Amounts presented in thousands)

                                            Average                       Yield/         Average                        Yield/
                                            Balance       Interest         Rate          Balance        Interest         Rate
                                        ---------------  -----------  --------------  --------------  ------------  --------------
Assets:
  Interest earning assets:
    Loans (including loan fees)         $       23,625   $     2,068           8.75%         28,687   $      2,357           8.22%
    Investment securities and other
      investments                                8,621           364           4.22%          7,167            261           3.64%
    Interest bearing deposits                      186             9           4.84%             49              1           2.04%
    Federal funds sold                             974            50           5.13%          2,480             75           3.02%
                                        ---------------  -----------  --------------  --------------  ------------  --------------
  Total interest earning assets                 33,406         2,479           7.42%         38,383          2,694           7.02%

  Other non-interest earnings assets             3,109                                        3,620
                                        ---------------                               --------------

        Total assets                    $       36,515                                $      42,003
                                        ===============                               ==============

Liabilities and stockholders'
  equity:
  Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand           $        1,166   $        32           2.74%  $         390   $          6           1.54%
      Savings and money market                   1,233            19           1.54%          3,652             55           1.51%
      Time                                      27,001         1,220           4.52%         30,862            995           3.22%
  Federal funds purchased                           20             1           5.00%              -              -
  Borrowings                                     1,403            76           5.42%              -              -
    Other                                            -             -              -               2              -              -
                                        ---------------  -----------  --------------  --------------  ------------  --------------
  Total interest-bearing liabilities            30,823         1,348           4.37%         34,906          1,056           3.03%
  Other non-interest bearing
    liabilities                                  2,485                                        3,147
  Stockholders' equity                           3,207                                        3,950
                                        ---------------                               --------------

        Total liabilities and
          stockholders' equity          $       36,515                                       42,003
                                        ===============                               ==============

    Excess of interest-earning assets
      over interest-bearing liabilities $        2,583                                $       3,477
                                        ===============                               ==============

Ratio of interest-earning assts to
  interest-bearing liabilities                  108.38%                                      109.96%

Net interest income                                      $     1,144                                  $      1,638
                                                         ===========                                  ============

Net interest spread                                                            3.05%                                         3.99%
                                                                      ==============                                ==============

Net interest margin                                                            3.42%                                         4.27%
                                                                      ==============                                ==============

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


                                            2006 COMPARED TO 2005
                                   INCREASE (DECREASE) DUE TO CHANGES IN
                                   VOLUME            RATE            NET
                               ---------------  ---------------  ------------
CHANGE
------
Interest income on:
  Loans (including loan fees)  $         (486)  $          197   $      (289)
  Investment securities                    59               46           104
  Interest bearing deposits                 6                1             7
  Federal funds sold                      (71)              45           (25)
                               ---------------  ---------------  ------------
                                         (492)             289          (203)
                               ---------------  ---------------  ------------

Interest expense on:
  Interest-bearing demand                  21                5            26
  Savings and money market                (33)              (4)          (37)
  Time                                   (164)             389           225
  Other Borrowings                         75                1            76
  Federal funds purchased                   1                -             1
                               ---------------  ---------------  ------------
                                         (100)             391           291
                               ---------------  ---------------  ------------

                               $         (392)  $         (102)  $      (494)
                               ===============  ===============  ============

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

     Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2006, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

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

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                          At December 31, 2006
                                          Maturing or Repricing in
                                          ------------------------
                                          (dollars in thousands)

                                           Three Months    Four Months     1 to 5     Over 5
                                             or Less       to 12 Months     Years     Years     Total
                                          --------------  --------------  ---------  --------  -------
Interest-earning assets:
  Investment securities                   $         820   $         100   $  7,182   $ 1,290   $ 9,071
  Federal funds sold                                841               -          -         -       841
  Loans                                          10,120           4,044      5,782       417    20,363
                                          --------------  --------------  ---------  --------  -------

Total interest-bearing assets                    11,781           4,144     12,964     1,707    30,596
                                          --------------  --------------  ---------  --------  -------

Interest-bearing liabilities:
  Deposits:
  Savings and demand                      $       1,895               -          -         -   $ 1,895
  Time deposits                                   3,440          17,734      3,509         -    24,683
  Other Borrowings                                    -           2,000          -         -     2,000
                                          --------------  --------------  ---------  --------  -------

Total interest-bearing liabilities                5,335          19,734      3,509         -    28,578
                                          --------------  --------------  ---------  --------  -------

Interest sensitive difference per period          6,446         (15,590)     9,455     1,707   $ 2,018
                                          --------------  --------------  ---------  --------  =======
Cumulative interest sensitivity
  difference                              $       6,446   $      (9,144)  $    311   $ 2,018
                                          ==============  ==============  =========  ========
Cumulative difference to total
  interest earning assets                         21.07%        (29.87)%      1.02%     6.60%
                                          ==============  ==============  =========  ========

     At December 31, 2006, the difference between the Bank's liabilities and assets repricing or maturing within one year was $7,465,000. Due to an excess of liabilities re-pricing or maturing within one year, an increase in interest rates could cause the Bank's net interest income to decrease. Because the liabilities that will be re-pricing in the next year were originally made at higher promotional rates, we believe that our liability sensitive position will not substantially impact net interest income despite rising interest rates, since deposit rates are typically managed based on loan demand and current liquidity levels.

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

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

     The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $0 for the year ended December 31, 2006 as compared to the $225,000 that was charged against earnings in 2005. The loan portfolio decreased by approximately $5.2 million during the year ended December 31, 2006. The allowance for loan losses was $446,000 or 2.19% of gross loans at December 31, 2006 compared to $785,000 or 3.08% of gross loans at December 31, 2005. No provision for loan losses was recorded during 2006 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank's internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. As indicated above, there was no provision for loan losses recorded 2006 versus the $225,000 that was expensed for the same period a year ago. This difference continues to demonstrate the improvement in the credit quality of the Bank's loan portfolio and of management's efforts to identify and reduce criticized and classified loans.

     There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. We consider the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank's internal analysis and on credit review examinations conducted by regulatory authorities and third-party review services. The additions to the allowance for loan losses in 2005 resulted in both a decrease in earnings and in capital.

     The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

                                                                   DECEMBER 31,
                                                      2006                               2005
                                        --------------------------------   -----------------------------
                                                   Percent of loans in              Percent of loans in
                                                 each category to total               each category to
                                        Amount            loans            Amount       total loans
                                        -------  -----------------------  --------  --------------------
Commercial, financial
and agricultural                        $    94                      21%  $    137                   17%
Real estate - mortgage                      263                      59%       471                   60%
Real estate - construction                   31                       7%        75                   10%
Consumer                                     58                      13%       102                   13%
                                        -------  -----------------------  --------  --------------------
                                        $   446                     100%  $    785                  100%
                                        =======  =======================  ========  ====================

     The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                      2006                2005
                                               ------------------  ------------------
Balance at the beginning of period             $             785   $             990
Charge-offs:
  Commercial, financial and agricultural                     155                   -
  Real estate - mortgage                                     144                 272
  Real estate - construction                                   -                 251
  Consumer                                                    73                 255
                                               ------------------  ------------------
Total Charged-off                                            372                 778
                                               ------------------  ------------------

Recoveries:
  Commercial, financial and agricultural                       1                  32
  Real estate - mortgage                                       -                 239
  Consumer                                                    32                  77
                                               ------------------  ------------------
Total Recoveries                                              33                 348
                                               ------------------  ------------------

Net Charge-offs                                              340                 430
                                               ------------------  ------------------

Provision for Loan Loss                                        -                 225
                                               ------------------  ------------------

Balance at end of period                       $             446   $             785
                                               ==================  ==================

Total loans at end of period                   $          20,364   $          25,515

Average loans outstanding                      $          23,625   $          28,687

As a percentage of average loans:
  Net loans charged-off                                     1.44%               1.50%
  Provision for loan losses                                    -                 .78%

Allowance for loan losses as a percentage of:
  Year end loans                                            2.19%               3.08%

     The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2006 and 2005 (amounts are presented in thousands):

                                            DECEMBER 31,
                                         ------------------
                                          2006      2005
                                         -------  ---------
Other real estate and repossessions      $   97   $    839
Non-accrual loans                           210        778
Accruing loans 90 days or more past due       -         80
                                         -------  ---------
Total non-performing assets              $  307   $  1,697
                                         =======  =========
As a percentage of gross loans:            1.51%      6.65%

     A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonacrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. At December 31, 2006 there were $210,000 in loans outstanding, which were accounted for as non-accrual loans whereas there were $778,000 in outstanding loans accounted for as non-accrual loans at December 31, 2005, a difference of $568,000 or 73%. Additionally, the $1,390,000 or 82% decline in non-performing assets from December 31, 2005 to December 31, 2006 allowed management to maintain lower loan loss reserves for the year. Interest income that would have been reported on the non-accrual loans in 2006 totaled $21,981 and in 2005 totaled $46,533.

     The Bank classifies all loans whose collection status is in doubt. As of December 31, 2006, there were no loans not currently past due, on non-accrual, or restructured where the Bank had serious doubts regarding the borrower(s) ability to repay the debt.

NON-INTEREST INCOME AND EXPENSE

     Non-interest income for the year ended December 31, 2006 totaled $86,000 as compared to $79,000 for the year ended December 31, 2005. This increase in non-interest income was primarily due to the $6,000 increase in service charges and fees on deposit also an additional mortgage loan was processed in January 2006 and an origination fee was earned for $9,050. All mortgage requests received in 2006 were processed by the bank's lending staff and underwritten and funded by an outside mortgage broker.

     Total non-interest expense for the year ended December 31, 2006 was $2,387,000 as compared to $2,564,000 for the same period in 2005. Salaries and benefits, the largest component of non-interest expense, totaled $943,000 for the year ended December 31, 2006, compared to $1,109,000 for the same period a year ago. Salary and benefits expense decreased primarily due to the downsizing of two staff positions. Occupancy totaled $339,000 for the year ended December 31, 2006, compared to $373,000 for the year ended December 31, 2005. Occupancy expense decreased primarily due to fixed assets that fully depreciated during the year. Professional fees totaled $369,000 for the year ended December 31, 2006, compared to $256,000 for 2005. The increase in professional fees was mostly due to the additional legal fees associated with the El Banco merger that was anticipated in 2006.

     Other non-interest expenses were $737,000 for the year ended December 31, 2006 as compared to $825,000 for the year ended December 31, 2005. This decrease is due primarily to a reduction in marketing and business development expenses of $43,960 for 2005 as compared to 107,000 for the same period in 2005.

INCOME TAXES

     The Company will be subject to taxation whenever taxable income is generated. As of December 31, 2006, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $6,118,000 and $6,311,000, respectively, which will expire beginning in 2018 if not previously utilized.

FINANCIAL CONDITION

     Total assets decreased $4,637,000, or 12% from December 31, 2005 to December 31, 2006. The primary source of reduction was in net loans, which decreased $4,812,000 or 19%, during the year ended December 31, 2006. The Bank anticipated a decline in the loan portfolio during 2006, with the replacement of run-off and problem loans coupled with the lack of a senior lender for the majority of the year. Investment securities available-for-sale increased $646,000 from $8,425,000 at December 31, 2005 to $9,071,000 at December 31,
2006. Federal funds sold increased $746,000 from $95,000 at December 31, 2005 to $841,000 at December 31, 2006. Also, with slower loan growth, funds were managed at a lower level in 2006 since the Bank was not required to pay higher interest rates on new deposits to help fund loan demand or to match local market rates on existing deposits to maintain adequate liquidity.

     Total deposits decreased $5,720,000, or 17% during 2006. This decrease was also part of management's ongoing efforts to reduce the overall size of the Bank by matching funding levels with loan balances and maturities. In addition, the Bank's local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying the highest and most attractive interest rates and terms. If needed, management believes it can raise the Bank's interest rates or match local deposit rates to attract new funds or retain existing deposits

LOANS

     Gross loans totaled $20,364,000 at December 31, 2006, a decrease of $5,151,000 or 20% since December 31, 2005. This reduction was part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the bank. Management anticipated that this effort would continue through-out 2006. Balances within the major loans receivable categories as of December 31, 2006 and December 31, 2005 are as follows (amounts are presented in thousands):

                                          2006            2005
                                        ---------        -------
Commercial, financial and agricultural  $   4,293   21%    4,420   17%
Real estate - mortgage                     12,052   59%   15,346   60%
Real estate - construction                  1,291    6%    1,479    6%
Consumer                                    2,728   14%    4,270   17%
                                        ---------  ----  -------  ----
                                        $  20,364  100%  $25,515  100%
                                        =========  ====  =======  ====

     As of December 31, 2006, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

                            Real Estate    Real Estate
               Commercial     Mortgage    Construction   Consumer    Total
               -----------  ------------  -------------  ---------  -------
Within 1 year  $   2 2,512  $      8,958  $         617  $   1,165  $13,252
1 to 5 years         1,619         2,951            674      1,488    6,732
Over 5 years           162           143              -         75      380
               -----------  ------------  -------------  ---------  -------
 Totals        $     4,293  $     12,052  $       1,291  $   2,728  $20,364
               ===========  ============  =============  =========  =======

     As of December 31, 2006, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

                                                         Variable
                                        Fixed Interest   Interest
                                             Rates         Rates    Total
                                        ---------------  ---------  ------
Commercial, financial and agricultural
  Within 1 year                         $           759  $   1,753  $2,512
  1 to 5 years                                      900        719   1,619
  Over 5 years                                        -        162     162

Real estate - Mortgage
  Within 1 year                         $         1,896  $   7,062  $8,958
  1 to 5 years                                    2,436        515   2,951
  Over 5 years                                      143          -     143

Real estate - Construction
  Within 1 year                         $             -  $     617  $  617
  1 to 5 years                                        -        674     674
  Over 5 years                                        -          -       -

Consumer
  Within 1 year                         $         1,165          -  $1,165
  1 to 5 years                                    1,488          -   1,488
  Over 5 years                                       75          -      75

INVESTMENT  SECURITIES

     Investment securities available-for-sale increased to $9,071,000 at December 31, 2006 from $8,425,000 at December 31, 2005. This increase was primarily the result of excess funds created from the slow down in loan growth and the Company's intent to restructure the Bank and not to re-finance particular loans. All of the Bank's marketable investment securities were designated as available-for-sale at December 31, 2006 and 2005.

     The following table presents the investments by category at December 31, 2006 and 2005 (amounts are presented in thousands):

                                     2006                     2005
                            -----------------------  -----------------------
                            Amortized    Estimated   Amortized    Estimated
                               Cost     Fair Value      Cost     Fair Value
                            ----------  -----------  ----------  -----------
U.S. Government agencies    $    5,400  $     5,336  $    3,990  $     3,919
Mortgage-backed securities       3,804        3,735       4,608        4,506
                            ----------  -----------  ----------  -----------

                            $    9,204  $     9,071  $    8,598  $     8,425
                            ==========  ===========  ==========  ===========

     The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented as of December 31, 2006 (amounts are presented in thousands):

                                  U.S.      Weighted    Mortgage    Weighted
                               Government    Average     Backed      Average
                                Agencies     Yields    Securities    Yields
                               -----------  ---------  -----------  ---------
3 Months or Less               $       500      2.36%  $         -       N/A
After 3 Months through 1 Year  $         -       N/A   $       100      4.35%
After 1 through 5 years        $     4,500      4.57%  $     2,789      4.27%
Over 5 years                   $       400      6.00%  $       915      3.79%

DEPOSITS

     At December 31, 2006, total deposits decreased by $5,720,000, or 17% from December 31, 2005. Demand deposits (interest bearing and non-interest bearing) decreased $1,952,000 or 36% during 2006 whereas time deposits decreased $3,768,000, or 13% during the same time period.

     Balances within the major deposit categories as of December 31, 2006 and December 31, 2005 are as follows (amounts are presented in thousands):

                                       2006     2005
                                      -------  ------
Non-interest-bearing demand deposits  $ 1,645   2,515
Interest-bearing demand deposits        1,785     937
Savings deposits                          110   2,040
Time deposits                          20,984  22,020
Time deposits over $100,000             3,698   6,430
                                      -------  ------
                                      $28,222  33,942
                                      =======  ======

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2006 are summarized as follows (amounts are presented in thousands):

 Within 3 months            $  964
 After 3 through 6 months    1,249
 After 6 through 12 months   1,264
 After 12 months               221
                            ------

 Total                      $3,698
                            ======

CAPITAL  RESOURCES

     Total stockholders' equity decreased from $3,774,000 at December 31, 2005 to $2,853,000 at December 31, 2006. This decrease was attributable to the net loss of $1,157,000 for 2006. Capital contributions received during 2006 were $358,000.

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

     Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

     The following table summarizes the Bank's risk-based capital ratios at December 31, 2006:

Tier 1 capital (to risk-weighted assets)  12.6%
Total capital (to risk-weighted assets)   13.8%
Tier 1 capital (to total average assets)   8.8%

     Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of December 31, 2006, did not meet the minimum capital ratios as required by the Formal Agreement.

     During November 2006, the Bank's Board of Directors began preliminary discussions with several banks and investors whose plans were to add management, new board members and additional capital. This new capital addition would exceed the Formal Agreement ratio requirements. On December 14, 2006 a Letter of Intent was signed between the the Company and William R. Blanton. This Letter of Intent included a provision to add new capital by Mr. Blanton.
Because of this, no additional capital was sought from the Board of Directors in December 2006. This decision was discussed with the OCC. On January 23, 2007, the Company and William R. Blanton entered into a Stock Purchase Agreement whereby the agreed to sell, and Mr. Blanton agreed to purchase, up to $2 million worth of the Company's common stock.

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

     The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term advances up to $2,000,000. No amounts were advanced on these lines at December 31, 2006. At December 31, 2006, the Bank had an advance from the Federal Home Loan Bank of Atlanta in the amount of $2,000,000. The FHLB advance outstanding at December 31, 2006 matures on April 20, 2007 and bears interest at a variable rate of 2.805% below prime. The Bank has pledged as collateral investment securities available for sale with a carrying amount of $3,936,950 as of December 31, 2006.

     Cash and cash equivalents as of December 31, 2006 increased $562,000 from December 31, 2005. Net cash used by operating activities totaled $759,000 in 2006. Outflows to financing activities totaled $3,366,000, which were attributable to net decreases in deposits of $5,720,000 while financing activities resulting from the issuance of common stock provided the Company cash proceeds in the amount of $358,000. An advance of $2,000,000 from The Federal Home Loan Bank was procured for funding an increase in loan volume anticipated for second quarter 2006.

     During 2006, investing activities provided $4,687,000 to cash and cash equivalents. A decrease in net loans provided approximately $4,240,000, while maturities, calls and principal pay-downs of investment securities available-for-sale provided another $1,300,000. Also, proceeds from the sale of Other Real Estate provided an additional $1,171,000 to cash and cash equivalents. Cash from investing activities was used for $2,001,000 in purchases of investment securities available-for-sale and equity securities with no readily available market value.

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

     The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2006:

Commitments to extend credit  $2,054,000
Standby letters of credit     $  294,000

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

SELECTED RATIOS

     The following table sets out specified ratios of the Company for the years indicated.

                                    2006      2005
                                  --------  --------
Net loss to:
  Average stockholders' equity    (36.51)%  (27.14)%
  Average assets                   (3.17)%   (2.55)%
Dividends to net loss                   -         -
Average equity to average assets     8.68%     9.40%

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

          -    Consolidated Statements of Changes in Stockholders' Equity;

          -    Consolidated Statements of Cash Flows; and

          -    Notes to Consolidated Financial Statements.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
            DISCLOSURE.

     Not applicable.

ITEM 8A.     CONTROLS AND PROCEDURES.

     As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive and financial officers evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

     Based upon their controls evaluation, our principal executive and financial officers have concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     The Company's Board of Directors consists of 7 members and is divided into three classes. Each class of directors serves a staggered three-year term. The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of the director's successor. The following table shows for each director: (a) his or her name; (b) his or her age at December 31, 2006; (c) how long he or she has been a director of the Company; (d) his or her position(s) with the Company, other than as a director; and (e) his or her principal occupation and business experience. Unless otherwise indicated, each director has served continuously in his or her current occupation for the past five years. Each of the directors listed below is also a director of the National Bank of Gainesville.

                                DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                       SINCE    AND BUSINESS EXPERIENCE
------------------------------  --------  ---------------------------------------------------------
CLASS I DIRECTORS:
(Term Expiring 2007)

Ann M. Palmour* (69)                2000  Chairman of the Company; Owner of Palmour
                                          Properties (a real estate development company).

Dr. Wendell A. Turner (49)          2001  Medical doctor, Lanier OB-GYN Associates.

CLASS II DIRECTORS:
(Term Expiring 2008)

Paula M. Allen (67)                 2000  Principal of Allen & Associates, Inc. (a real estate investment and management company).

Shelley Palmour Anderson* (41)      2000  Treasurer of the Company; Agent for State Farm
                                          Insurance.

CLASS III DIRECTORS:
(Term Expiring 2009)

Kathy L. Cooper (44)                2000  Secretary of the Company; President of Cooper Family
                                          Enterprises (owns and operates two poultry operations,
                                          a cattle farm, a Christmas tree farm/trim shop, a grading
                                          company, several rental properties); Associate Broker
                                          with Southern Heritage Land Co.

Lanny W. Dunagan (54)               2002  Sole owner of Lanny Dunagan's Welding Service.

Gilbert T. Jones, Sr. (68)          2000  Retired; sole owner of Great Southern Resource &
                                          Investment, Inc. (a development and construction
                                          company).

-----------------------------------------
*     Ann M. Palmour is the mother of Shelley Palmour Anderson.

EXECUTIVE OFFICERS

     The table below shows the following information for the Company's executive officers as of March 30, 2007: (a) his or her name; (b) his or her age at December 31, 2006; (c) how long he or she has been an executive officer of the Company; (d) his or her positions with the Company and the Bank; and (e) his or her principal occupation for the last five years:

                     EXECUTIVE
                      OFFICER   POSITION WITH THE COMPANY
NAME (AGE)             SINCE    AND BUSINESS EXPERIENCE
-------------------  ---------  ----------------------------------------------------------------
R. Allen Smith (66)       2006  President and Chief Executive Officer of the Company and the
                                Bank; previously interim Chief Executive Officer, interim Chief
                                Financial Officer and consultant to the Company and its Board of
                                Directors.

Sondra Perkins (36)       2007  On February 20, 2007, the Company appointed Sondra J. Perkins as Principal Financial Officer and Controller.  Ms. Perkins has
                                been with the bank for five years as Chief Operations Officer.

Lance Jones (58)          2007  Senior Lending Officer of the Company and the Bank; Previously
                                employed with Regions Bank of Corneila, Georgia from 1999 to
                                2006, during which time Mr. Jones served as a Commercial
                                Lender.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, its executive officer, and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. The directors, its executive officer, and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, based solely on a review of the copies of these reports furnished to the Company, all of our directors and our executive officer complied with all applicable Section 16(a) filing requirements during 2006, except for one late filing for Mr. Allen Smith's report of initial beneficial ownership.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and Chief Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

AUDIT COMMITTEE

     The Boards of Directors of NBOG and the Bank have established a joint Audit Committee for the purpose of reviewing NBOG's annual report and internal audit report of independent public accountants. The Audit Committee members for 2006 were Ann M. Palmour, Chairman; Kathy L. Cooper, Vice-Chairman; Shelley Palmour Anderson; Gilbert Jones, Sr. and Paula M. Allen. Each of these members meets the requirement for independence as defined by the National Association of Securities Dealers' listing standards. Although none of the Audit Committee members meets the criteria specified under applicable Securities and Exchange Commission regulations for an "audit committee financial expert," the Board believes each has the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth the annual compensation for services in all capacities to the Company for fiscal year 2006 for each individual who served as the Company's principal executive officer during 2006. No other executive officer received total compensation in excess of $100,000 for services rendered to the Company during 2006.

SUMMARY COMPENSATION TABLE

                                                                                               NONQUALIFIED
                                                                              NON-EQUITY         DEFERRED      ALL OTHER
                                                      STOCK     OPTION         INCENTIVE       COMPENSATION      COMP-
                                    SALARY   BONUS    AWARDS    AWARDS(1)  PLAN COMP-ENSATION     EARNINGS     ENSATION(2)  TOTAL
NAME AND PRINCIPAL POSITION  YEAR    ($)      ($)      ($)        ($)             ($)               ($)           ($)        ($)
----------------------------------------------------------------------------------------------------------------------------------
                                                            (Amounts in Thousands)
W. Bryan Hendrix             2006  $    130       -         -  $       5                    -              -            -  $   135
Chief Financial Officer and
Principal Executive Officer
through October 25, 2006
R. Allen Smith,              2006  $    115       -         -  $      24                    -              -            -  $   139
Principal Executive Officer
since October 25, 2006

1 Represents the FAS 123R expense related to the options held by each individual. All assumptions made in the valuation of the options are disclosed in Note 12 to the financial statements.
2 We have omitted information on perquisites and other personal benefits because the aggregate amount of these items does not meet the minimum amount required for disclosure under the SEC's regulations.

     Pursuant to the terms of a consulting agreement with NBOG, Mr. Smith is paid $125 per hour for his services.

     On October 20, 2005, NBOG entered into an employment agreement with Mr. Hendrix regarding his employment as the Chief Financial Officer of NBOG. Under the terms of his employment agreement, Mr. Hendrix was entitled to an annual salary of $130,000 per year. On September 21, 2006, Mr. Hendrix informed the Board of NBOG that he intended to resign as Chief Financial Officer and cease employment with NBOG upon the earlier to occur of March 31, 2007 or the completion of the sale of NBOG. As a result, NBOG allowed Mr. Hendrix's existing employment agreement to expire in accordance with its terms on October 21, 2006. Until February 2, 2007, when Mr. Hendrix resigned from the Company, Mr. Hendrix worked part time at a reduced salary.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

                                                       OPTION AWARDS
                  ---------------------------------------------------------------------------------------------------------
                   NUMBER OF SECURITIES
                  UNDERLYING UNEXERCISED        NUMBER OF SECURITIES
                          OPTIONS          UNDERLYING UNEXERCISED OPTIONS
                            (#)                          (#)                 OPTION EXERCISE PRICE
NAME                    EXERCISABLE                 UNEXERCISABLE                     ($)            OPTION EXPIRATION DATE

R. Allen Smith            66,667                       33,333 (1)               $      5.00              September 20, 2015

W. Bryan Hendrix          6,667                        13,333 (2)               $      5.00              May 2, 2007 (2)

1 Vests on September 20, 2007.
2 In connection with Mr. Hendrix's resignation, his option will expire on May 2, 2007, with the remaining 13,333 shares underlying unexercised options expiring without vesting.

DIRECTOR COMPENSATION

     The following table sets forth the annual compensation for services in all capacities to the Company for fiscal year 2006 for all individuals serving as directors of the Company during 2006.

                       FEES                                        NONQUALIFIED
                    EARNED OR                       NON-EQUITY       DEFERRED
                     PAID IN     STOCK   OPTION   INCENTIVE PLAN   COMPENSATION     ALL OTHER
                       CASH     AWARDS   AWARDS    COMPENSATION      EARNINGS     COMPENSATION   TOTAL
NAME                   ($)        ($)      ($)          ($)             ($)            ($)        ($)
Paula Allen                  -        -        -                -              -              -       -
Shelley Anderson             -        -        -                -              -              -       -
Kathy Cooper                 -        -        -                -              -              -       -
Lanny Dunagan                -        -        -                -              -              -       -
Gilbert Jones, Sr.           -        -        -                -              -              -       -
Ann Palmour                  -        -        -                -              -              -       -
Wendell Turner               -        -        -                -              -              -       -

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of December 31, 2006 by (a) each director and executive officer named in the Summary Compensation Table and (b) the executive officer and all directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Other than the directors, executive officer, and shareholder listed below, we are unaware of any holder of more than 5% of the Company's common stock.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of December 31, 2006.

                                EXERCISABLE    TOTAL
                     NUMBER OF  WARRANTS &   BENEFICIAL      % OF           NATURE OF BENEFICIAL
NAME                  SHARES      OPTIONS    OWNERSHIP       CLASS                OWNERSHIP
-------------------  ---------  -----------  ----------  -------------  -----------------------------
DIRECTORS:
Paula Allen             27,500       11,667      39,167           3.9%
Shelley Anderson(1)     22,632        6,734      29,366           2.9%
Kathy Cooper(1)         18,299        6,667      24,966           2.5%  Includes 500 shares held by
                                                                        Husband and 300 shares held
                                                                        by Children

Lanny Dunagan           38,848       13,334      52,182           4.0%  Includes 500 shares held
                                                                        jointly with Son.

Gilbert Jones, Sr.      45,732       20,534      66,266           6.5%  Includes 500 shares held as
                                                                        joint custodian for
                                                                        Grandchildren

Ann Palmour(1)          57,268       13,358      70,626           7.0%  Includes 5,000 shares held by
                                                                        Husband.

Wendell Turner          74,133       27,067     101,200           9.9%

NAMED EXECUTIVE OFFICERS:

R. Allen Smith           8,434       66,667      75,101           7.1%
W. Bryan Hendrix         7,166        6,667      13,833           1.4%

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (9 PERSONS):

                     ---------  -----------  ----------  -------------
                       300,012      172,695     472,707          40.5%
                     ---------  -----------  ----------  -------------
5% SHAREHOLDER:
Roger P. Martin         47,267       30,600      77,867           7.6%

*     Represents less than 1%.
1     Shares pledged as collateral with The Bankers Bank.

     On January 23, 2007, we signed an agreement with William R. Blanton which provides a significant infusion of capital. Mr. Blanton has agreed to purchase up to $2 million in common stock at a small premium to the current book value of NBOG common stock. In addition, Mr. Blanton has agreed to serve as the Chairman of the Board of NBOG and The National Bank of Gainesville and to bring in additional board members.

     The Board of Directors selected Mr. Blanton's proposal after a search of potential investors and third party acquirers by the investment banking firm of Stevens & Company. Mr. Blanton has 35 years of banking experience, the past 20 of which have been with banks in the North Atlanta market. Most recently he was with First Capital Bank where he served in various capacities including President from 1989 until its recent sale. During his time with First Capital, the bank's assets grew from $30 million to $700 million.

     Under the terms of the agreement, Mr. Blanton will purchase up to $2 million worth of common stock at a price of $2.80 per share, subject to a penny-for-penny adjustment if NBOG's book value falls below $2.40 per share prior to the purchase date. In addition, Mr. Blanton will be granted a warrant to buy an equal number of shares at the same price. The purchase is subject to approval by the Federal Reserve Board and the Georgia Department of Banking and Finance and other customary closing conditions.

EQUITY COMPENSATION PLAN INFORMATION

     The table below sets forth information regarding shares of the Company's common stock authorized for issuance as of December 31, 2006 under the following the Company equity compensation plans or agreements:

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

                                                                              Number of securities
                                    Number of                               remaining available for
                                 securities to be                          future issuance under the
                               issued upon exercise    Weighted-average    equity compensation plans
                                  of outstanding      exercise price of    (excluding shares subject
                                     options         outstanding options    to outstanding options)
                               --------------------  --------------------  --------------------------

Equity compensation plans
approved by security holders                 51,501  $               6.94                      63,500
Equity compensation plans not
approved by security holders                260,060  $               8.08                           -
Total                                       311,561  $               7.89                      63,500

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

     WARRANT AGREEMENTS WITH CERTAIN OF THE COMPANY'S DIRECTORS. On March 25, 2002 the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors. Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable. Exercisable warrants will generally remain exercisable for the ten-year period following the date of issuance. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. As of December 31, 2006, 160,060 warrants remained outstanding of which 153,393 are exercisable.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE

RELATED PARTY TRANSACTIONS

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

DIRECTOR INDEPENDENCE

     The Board of Directors has determined that all of the directors of NBOG Bancorporation, Inc. is independent in accordance with the NASDAQ independence standards. Specifically, Paula Allen, Shelley Anderson, Kathy Cooper, Lanny Dunagan, Gilbert Jones, Sr., Ann Palmour and Wendell Turner are each independent. In determining that each director could exercise independent judgment in carrying out his or her responsibilities, the Board of Directors considered any transactions, relationships and arrangements between the Company or the Bank and the director and his or her family. In particular, with respect to each of the most recent three completed fiscal years, the Board evaluated the payments made to the Law Firm of James E. Palmour for legal services. Mr. Palmour is the spouse of director Ann Palmour and the father of director Shelley Palmour Anderson. The Board determined that the payments during any period of twelve months with the three preceding years never exceeded $60,000, and that the payments did not interfere with either Ann Palmour or Shelley Palmour Anderson's exercise of independent judgment.

ITEM  13.     EXHIBITS  LIST.

Exhibit
Number   Description
-------  ----------------------------------------------------------------------------------------------------
3.1      Articles of Incorporation of NBOG Bancorporation, Inc.  Incorporated by reference to Exhibit 3(i)
           of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2      Amendment to Articles of Incorporation of NBOG Bancorporation, Inc.  Incorporated by
           reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3      Bylaws of NBOG Bancorporation, Inc.  Incorporated by reference to Exhibit 3(ii) of the
           Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

4.1      See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of shareholders.

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

10.7     Agreement and Plan of Merger by and between El Banco Financial Corporation, formerly known as Nuestra Tarjeta de Servicios, Inc. and NBOG Bancorporation, Inc, dated as of May 5, 2006.
           Incorporation by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

10.8     Termination Agreement by and between El Banco Financial Corporation and NBOG
           Bancorporation, Inc., dated as of October 25, 2006.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed October 25, 2006.

10.9     Stock Purchase Agreement, by and between NBOG, The National Bank of Gainesville and William
           R. Blanton, dated January 23, 2007.  Incorporated by reference to Exhibit 10.1 to the Current
           Report on Form 8-K, filed January 29, 2007.

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

24       Power of Attorney (contained in Signature Page).

31.1     Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

31.2     Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

32.1     Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 200232.1

99.1     Audited Financial Statements

----------------
*Indicates management contract or compensatory plan or arrangement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2006 and 2005 by McNair, McLemore, Middlebrooks & Co., LLP.

                     2006     2005
                    -------  -------
Audit Fees 1        $52,877  $41,837
Audit-Related Fees        -    1,830
Tax Fees 2            5,089    3,030
All Other Fees 3          -    6,990
                    -------  -------
  Total Fees        $57,970  $53,687
                    =======  =======

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

                                        NBOG BANCORPORATION, INC.

                                        By:   /s/ R. Allen Smith
                                           ---------------------
                                        R. Allen Smith,
                                        Chief Executive Officer

                                        Date:  March 30, 2007

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints R. Allen Smith and Sondra J. Perkins, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of NBOG Bancorporation and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                  DATE
----------------------------  ---------------------------  --------------


/s/ Ann M. Palmour
----------------------------
Ann M. Palmour                  Chairman and Director      March 30, 2007

/s/ R. Allen Smith
----------------------------
R. Allen Smith                Principal Executive Officer  March 30, 2007

/s/ Sondra J. Perkins           Principal Financial and
----------------------------
Sondra J. Perkins                  Accounting Officer      March 30, 2007

/s/ Paula M. Allen
----------------------------
Paula M. Allen                          Director           March 30, 2007

/s/ Shelley Palmour Anderson
----------------------------
Shelley Palmour Anderson                Director           March 30, 2007

/s/ Kathy L. Cooper
----------------------------
Kathy L. Cooper                         Director           March 30, 2007

/s/ Lanny W. Dunagan
----------------------------
Lanny W. Dunagan                        Director           March 30, 2007

/s/ Gilbert T. Jones, Sr.
----------------------------
Gilbert T. Jones, Sr.                   Director           March 30, 2007

/s/ Dr. Wendell A. Turner
----------------------------
Dr. Wendell A. Turner                   Director           March 30, 2007

                                 EXHIBIT INDEX

Exhibit
Number   Description
-------  ----------------------------------------------------------------------------------------------------------------
3.1      Articles of Incorporation of NBOG Bancorporation, Inc.  Incorporated by reference to Exhibit 3(i) of the
           Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2      Amendment to Articles of Incorporation of NBOG Bancorporation, Inc.  Incorporated by reference to
           Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3      Bylaws of NBOG Bancorporation, Inc.  Incorporated by reference to Exhibit 3(ii) of the Registration
           Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

4.1      See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of shareholders.

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

10.7     Agreement and Plan of Merger by and between El Banco Financial Corporation, formerly known as
           Nuestra Tarjeta de Servicios, Inc. and NBOG Bancorporation, Inc, dated as of May 5, 2006.
           Incorporation by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the period ended
           June 30, 2006.

10.8     Termination Agreement by and between El Banco Financial Corporation and NBOG Bancorporation,
           Inc., dated as of October 25, 2006.  Incorporated by reference to Exhibit 10.1 to the Current Report on
           Form 8-K, filed October 25, 2006.

10.9     Stock Purchase Agreement, by and between NBOG, The National Bank of Gainesville and William R.
           Blanton, dated January 23, 2007.  Incorporated by reference to Exhibit 10.1 to the Current Report on
           Form 8-K, filed January 29, 2007.

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


24       Power of Attorney (contained in Signature Page).

31.1     Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 200232.1

99.1     Audited Financial Statements

----------------------------
*Indicates management contract or compensatory plan or arrangement.