Form 10QSB
period 2007-03-31
NBOG BANCORPORATION INC
filed 2007-05-15
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)	FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________to_________

Commission File No. 001-16413

NBOG BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2554464
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

807 Dorsey Street
Gainesville, Georgia 30501
(Address of principal executive offices)

(770) 297-8060
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

1,731,568 shares of common stock, no par value, were issued and outstanding on May 7, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NBOG BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$1,225,462	$496,476
Federal Funds Sold	2,600,000	841,000

Total cash and cash equivalents	3,825,462	1,337,476

Investment Securities Available for Sale, at Fair Value	8,371,154	9,070,829

Other Investments	305,619	321,320

Loans	18,956,476	20,363,719
Allowance for Loan Losses	(360,865)	(445,629)

Loans, net	18,595,611	19,918,090

Premises and Equipment	2,141,714	2,204,839

Other Real Estate	146,900	96,500

Other Assets	371,611	295,099

Total Assets	$33,758,071	$33,244,153

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)

Deposits
Noninterest-Bearing	$2,031,416	$1,644,701
Interest-Bearing	26,898,799	26,577,405

Total deposits	28,930,215	28,222,106

Borrowings	2,000,000	2,000,000

Other Liabilities	182,714	168,994

Total liabilities	31,112,929	30,391,100

Stockholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares
Authorized; 35,000 Shares Issued and Outstanding	350,000	350,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 993,530 Shares Issued and Outstanding in 2007 and 2006, Respectively	8,457,939	8,450,049
Accumulated Deficit	(6,078,981)	(5,813,847)
Accumulated Other Comprehensive Loss	(83,816)	(133,149)

Total stockholders' equity	2,645,142	2,853,053

Total Liabilities and Stockholders’ Equity	$33,758,071	$33,244,153

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Interest Income
Loans, Including Fees	$440,759	$534,949
Investments	99,711	87,911
Interest Bearing Deposits	6,575	592
Federal Funds Sold	24,761	6,852

Total	571,806	630,304

Interest Expense
Deposits	337,143	301,004
Other Borrowings	27,225	-
Federal Funds Purchased	-	191

Total	364,368	301,195

Net Interest Income	207,438	329,109

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	207,438	329,109

Non-interest Income
Service Charges and Fees on Deposits	14,214	13,115
Mortgage Origination and Processing Fees	-	10,125
Other	5,105	6,023

Total non-interest income	19,319	29,263

Non-interest Expenses
Salaries and Employee Benefits	257,672	238,158
Occupancy and Equipment	85,932	86,915
Professional Fees	46,364	75,728
Other	101,925	139,380

Total non-interest expenses	491,893	540,181

Loss Before Income Taxes	(265,136)	(181,809)

Provision for Income Taxes	-	-

Net Loss	$(265,136)	$(181,809)

Basic Loss Per Share	$(.27)	$(.18)

Weighted Average Shares Outstanding	993,560	993,004

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Net Loss	$(265,136)	$(181,809)

Other Comprehensive Loss, Net of Tax
Gains/(Losses) on Securities Arising During the Year	49,333	(15,180)
Reclassification Adjustment	-	-

Unrealized Losses on Securities	49,333	(15,180)

Comprehensive Loss	$(215,803)	$(196,989)

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(265,136)	$(181,809)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities
Depreciation, Amotization and Accretion	48,094	47,562
Loss on Sale of Other Real Estate	-	9,325
Stock Compensation Expense	7,890	7,980
Change In
Other Assets	(55,755)	(43,190)
Other Liabilities	13,720	230,605

Net cash used by operating activities	(251,187)	70,473

Cash Flows from Investing Activities
Proceeds from Maturities, Calls and Pay-downs of Investment Securities Available for Sale	747,547	302,388
Proceeds from the Sale of Other Investments	15,700	-
Net Change in Loans	1,272,079	(893,664)
Proceeds from the Sale of Other Real Estate	-	155,375
Purchases of Premises and Equipment	(4,262)	(51,578)

Net cash provided by investing activities	2,031,064	(487,479)

Cash Flows from Financing Activities
Net Change in Deposits	708,109	1,051,559
Payment of Deferred Offering Costs	-	(3,556)
Proceeds from the Issuance of Common Stock	-	8,000

Net cash provided by financing activities	708,109	1,056,002

Net Increase in Cash and Cash Equivalents	2,487,986	638,996

Cash and Cash Equivalents, Beginning	1,337,476	775,381

Cash and Cash Equivalents, Ending	$3,825,462	$1,414,377

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2006 Form 10-KSB.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosure requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial assets and liabilities. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS 159 will have on its financial reporting and disclosures.

NOTE 2 - CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB.

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

The Company believes that the provision and allowance for loan losses and income taxes are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management’s discussion and analysis or plan of operation that addresses the provision for allowance for loan losses and income taxes for a description of the Company’s processes and methodology for determining the allowance for loan losses and income taxes.

NOTE 3 - NET LOSS PER SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. No common stock equivalents were considered in 2007 and 2006 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE 4 - LOANS

Activity in the allowance for loan losses for the three months ended March 31, 2007 and the twelve months ended December 31, 2006 is summarized as follows:

	2007	2006

Beginning Balance	$445,629	$785,326
Provision Charged to Operations	-	-
Loan Charge-Offs	(96,996)	(372,180)
Loan Recoveries	12,232	32,483

Ending Balance	$360,865	$445,629

The following is a summary of risk elements in the loan portfolio for the three months ended March 31, 2007 and the twelve months ended December 31, 2006:

	2007	2006

Loans on Nonaccrual	$193,794	$210,132
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	146,900	96,500

Total Nonperforming Assets	$340,694	$306,632

Total Nonperforming Assets as a Percentage of Gross Loans	1.79%	1.51%

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days. Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection. Interest income that would have been reported on the non-accrual loans totaled $6,589 for the three months ended March 31, 2007 and totaled $21,981 for the twelve months ended December 31, 2006.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of March 31, 2007 and December 31, 2006 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC") which outlined actions to be taken by the Bank to address concerns by the OCC. The provisions of the formal agreement required the Bank to achieve agreed-upon capital levels, obtain a permanent president and senior lender, obtain current and satisfactory credit information on all loans over $25,000, and eliminate the basis of criticism of assets criticized, among others. As of March 31, 2007, the Bank is in compliance with the provisions of the formal agreement, except for maintaining agreed-upon capital levels. The formal agreement calls for the Bank to maintain a total capital (to risk-weighted assets) ratio of 14 percent and Tier I Capital (to average assets) ratio of 9 percent. As of March 31, 2007, the Bank’s ratios of total capital (to risk-weighted assets) ratio was 13.20 percent and the Tier I Capital (to average assets) ratio was 7.96.

NOTE 7 - SUBSEQUENT EVENT

On April 23, 2007, the Company closed the sale of 738,808 shares of its common stock at $2.71 per share to William R. Blanton, an accredited investor, pursuant to the Stock Purchase Agreement dated January 23, 2007. The Company received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares. The Company will use the proceeds from the sale for working capital purposes. The Company also issued a warrant under which Mr. Blanton may purchase up to 738,008 shares at $2.71. The warrant does not have an expiration date.

Effective as of April 23, 2007 Paula M. Allen, Shelley Palmour Anderson, Kathy L. Cooper, and Ann M. Palmour resigned from the Board of Directors of NBOG. On April, 23, 2007, the Board of Directors appointed William R. Blanton, William Alvin Bagwell, Jr. and William McCurdy Evans, Jr. to fill the vacancies. Mr. Blanton will serve as the new Chairman of the Board of Directors.

Item 2. Management's Discussion and Analysis or Plan of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations. You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our 2006 Form 10-KSB, as well as with an understanding of our short operating history.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	the effects of future economic conditions;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
•	our ability to control costs, expenses, and loan delinquency rates;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	the level of allowance for loan loss;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion describes our results of operations through March 31, 2007 as compared to March 31, 2006 and also analyzes our financial condition as of the same periods. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2006 included in the Company’s 2006 Form 10-KSB. Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank’s provision and allowance for loan losses and income taxes have been identified as critical accounting policies.

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
In Compliance. In light of the decision to identify a strategic partner to acquire or recapitalize the Bank, the Bank’s entire Board of Directors is responsible for monitoring the Bank’s compliance with the Formal Agreement.

Obtain a permanent President and Senior Lender.
In Compliance. On October 25, 2006, R. Allen Smith agreed to serve as the Company’s and the Bank’s permanent President and CEO. Lance G. Jones was named the Bank’s new permanent Senior Lender on October 19, 2006.

By September 30, 2004, achieve and maintain the following capital ratios:
• Total Capital at least equal to 12% of risk-weighted assets; and
• Tier 1 Capital at least equal to 8% of adjusted total assets.
Not in Compliance. At the end of March 2007, the Bank dropped below the mandated capital ratios. Total Capital was 13.20% of risk-weighted assets and Tier 1 Capital was 7.96% of adjusted total assets.

By March 31, 2005, achieve and maintain the following capital ratios: • Total Capital at least equal to 14% of risk-weighted assets; and • Tier 1 Capital at least equal to 9% of adjusted total assets.
Not in Compliance. After obtaining a letter of intent from Mr. Blanton to contribute new capital and discussion with the OCC, the Company permitted the Bank’s Total Capital and Tier 1 Capital of adjusted total assets ratios to fall to 13.20% and 7.96%, which were below the OCC Formal Agreement minimum ratios.

Develop, implement and thereafter ensure Bank adherence to a three-year capital program.	In Compliance. An updated three-year capital plan has been completed and was forwarded to the OCC for its review on October 25, 2006.

Requirement	Corrective Action/Status

Revise the Bank’s written loan policy.
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
In Compliance. The Bank has entered into a two-year service agreement with Professional Bank Services ("PBS") of Louisville, Kentucky to perform periodic credit review examinations.

Obtain current and satisfactory credit information on all loans over $25,000 lacking such information and obtain proper collateral documentation on all loans.
In Compliance. Current and satisfactory credit information has been obtained on all loans over $25,000. Proper collateral documentation has also been obtained on all loans identified with collateral deficiencies. Any loans for which the Bank was unable to obtain satisfactory credit or collateral documentation have been classified by the Bank.

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

In Compliance. The Bank has adopted and implemented the appropriate measures to ensure the Bank’s adherence to the written program designed to eliminate the basis of criticism of assets criticized in the Report of Examination, in any subsequent Report of Examination or by any internal or external loan review, or in any list provided to management by the National Bank of Examiners. The Compliance Committee reviews a list of all criticized assets each month to ensure Bank adherence and forwards a copy of this list to the OCC.

Requirement	Corrective Action/Status

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

In Compliance. The Board has established a methodology to analyze and review the adequacy of the Bank’s Allowance for Loan Losses, which is reviewed on a monthly basis to ensure adequate reserves will be maintained at the end of the fiscal quarter. Any deficiency in the amount of reserves maintained in the loan loss allowance will be remedied by the end of the quarter as required by the Formal Agreement. Written documentation is also maintained in the file indicating the factors considered and conclusions reached by the Board in determining the adequacy of the Allowance for Loan and Lease Losses.

Adopt, implement and thereafter ensure Bank adherence to a written strategic plan for the Bank covering at least a three-year period.	In Compliance. A three-year plan has been completed and was submitted to the OCC during 2006. Management continues to monitor and re-visit the plan accordingly.

On April 23, 2007, the Company closed the sale of 738,008 shares of its common stock at $2.71 per share to William R. Blanton, a qualified investor, pursuant to the Stock Purchase Agreement dated January 23, 2007. The Company also issued a warrant under which Mr. Blanton may purchase up to 738,008 shares at $2.71 pursuant to the Stock Purchase Agreement. The warrant does not have an expiration date. The Company received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares. The Company will use the proceeds from the sale of shares for working capital purposes.

Results of Operations

A net loss of $265,136 was incurred for the first quarter of 2007 as compared to a net loss of $181,809 for the same period in 2006 resulting in an increase of $83,327 or 45.83%. The net loss for the three months ended March 31, 2007 was also down by $28,848 or 9.81% from the $293,986 net loss incurred during the fourth quarter of 2006. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses. Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities. Net interest income declined to $207,438 for the quarter ended March 31, 2007 compared to $329,109 for the quarter ended March 31, 2006. This decrease was due to a lower volume of loan demand during the last twelve months. In addition, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank. This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

No provision for loan losses was recorded in the first quarter of 2007 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. As indicated above, there was no provision for loan losses recorded for the first three months of 2007. This continues to demonstrate the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans. The allowance for loan loss was $360,865 (1.90% of total gross loans) at March 31, 2007 compared to $772,551 (2.98% of total gross loans) at March 31, 2006 and $445,629 (2.18% of total gross loans) at December 31, 2006.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan loss based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities. The current allowance for loan losses at March 31, 2007 reflects management's estimate of probable losses inherent and remaining in the loan portfolio. We believe our estimates are sufficient to absorb any such losses.

Total non-interest income for the quarter ended March 31, 2007 totaled $19,319 compared to $29,263 for the quarter ended March 31, 2006. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income, and investment security gains (losses). The decrease in non-interest income for the first quarter of 2007 compared to first quarter 2006 was mostly due to fees earned on mortgage origination.

Non-interest expense for the first quarter of 2007 was $491,893 as compared to $540,181 for the same period in 2006. Salaries and benefits, the largest component of non-interest expense, was $257,672 for the quarter ended March 31, 2007, compared to $238,158 for the same period a year ago. Total salary and benefits expense has increased due to the hiring of a permanent President and Senior Lender.

Occupancy and equipment expense totaled $85,932 for the quarter ended March 31, 2007, compared to $86,915 for the same period a year ago. Total occupancy expense for the first quarter of 2007 was lower than the quarter ended March 31, 2006 due to less depreciation expense incurred on furniture, fixtures, and equipment as the estimated useful life on certain assets has expired over the last year. Professional fees totaled $46,364 for the quarter ended March 31, 2007, compared to $75,728 for the first three months of 2006. The $29,364 decrease was primarily due to the reduction in legal fees associated with the search for a strategic partner and/or potential investors for the Company.

Other non-interest expense for the first quarter of 2007 was $101,925 versus $139,380 for the first quarter of 2006. This decrease of $37,445 was due to a $16,602 reduction in insurance, tax and assessment due to a one time credit incurred from the FDIC assessment.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time. At March 31, 2007, the Bank, as measured by Gap, is in a liability sensitive position within one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Financial Condition

Total assets increased $513,918 or 1.55% from December 31, 2006 to March 31, 2007. The major source of growth was the $1,759,000 increase in federal funds sold since December 31, 2006. Investment securities available-for-sale decreased $699,675 (7.71%) from $9,070,829 at December 31, 2006 to $8,371,154 at March 31, 2007. Total deposits also increased $708,109 or 2.51% since December 31, 2006, with $321,394 or 1.21% of the growth in interest bearing accounts (primarily Certificates of Deposits). Total shareholders' equity decreased from $2,853,053 at December 31, 2006 to $2,645,142 at March 31, 2007. This decrease was attributable to the $265,136 net loss for the quarter ended March 31, 2007.

Liquidity and Capital

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements. As of March 31, 2007 the Bank has $3,825,462 in cash and cash equivalents as well as $8,371,154 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $2,000,000. No amounts were advanced on these lines at March 31, 2007.

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

The Federal Reserve guidelines contain an exemption from the capital requirements for "small bank holding companies," which in 2006 was amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, the Bank remains subject to capital requirements.

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at March 31, 2007:

Tier 1 Capital (to risk-weighted assets)	11.94%
Total Capital (to risk-weighted assets)	13.20%
Tier 1 Capital (to total average assets)	7.96%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%. As indicated in the table above, the Bank, as of March 31, 2007, did not meet the minimum capital ratio of 9.0% for the Tier 1 Capital (to adjusted quarterly average total assets) as required by the Formal Agreement, and fell below the 14.0% ratio of Total Capital (to risk-weighted assets).

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2007:

Commitments to extend credit	$2,388,000
Stand-by letters of credit	$360,000

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

Based upon a controls evaluation, our Principal Executive and Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level as of March 31, 2007.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.	Section 1350 Certifications.

NBOG BANCORPORATION, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/S/ NBOG BANCORPORATION, INC.
(Registrant)

Date: May 15, 2007	By:	/S/ R. ALLEN SMITH
R. Allen Smith
Principal Executive Officer

Date: May 15, 2007	By:	/S/ SONDRA J. PERKINS
Sondra J. Perkins
Principal Financial and Accounting Officer

NBOG BANCORPORATION, INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.