Form 10QSB
period 2007-06-30
NBOG BANCORPORATION INC
filed 2007-08-08
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)	FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

1,731,568 shares of common stock, no par value, were issued and outstanding on June 30, 2007

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$713,874	$496,476
Federal Funds Sold	1,503,000	841,000

Total Cash and Cash Equivalents	2,216,874	1,337,476

Investment Securities Available for Sale, at Fair Value	8,929,644	9,070,829

Other Investments	292,020	321,320

Loans	18,577,894	20,363,719
Allowance for Loan Losses	(293,726)	(445,629)

Loans, Net	18,284,168	19,918,090

Premises and Equipment	2,106,433	2,204,839

Other Real Estate	96,500	96,500

Other Assets	314,098	295,099

Total Assets	$32,239,737	$33,244,153

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
	(Unaudited)

Deposits
Noninterest-Bearing	$1,428,672	$1,644,701
Interest-Bearing	21,828,993	26,577,405

Total Deposits	23,257,665	28,222,106

Borrowings	5,000,000	2,000,000

Other Liabilities	204,938	168,994

Total Liabilities	28,462,603	30,391,100

Stockholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares
Authorized; 35,000 Shares Issued and Outstanding	-	350,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 1,731,568 Shares Issued and Outstanding in 2007 and 2006, Respectively	10,344,096	8,450,049
Accumulated Deficit	(6,428,247)	(5,813,847)
Accumulated Other Comprehensive Loss	(138,715)	(133,149)

Total Stockholders’ Equity	3,777,134	2,853,053

Total Liabilities and Stockholders’ Equity	$32,239,737	$33,244,153

The accompanying notes are an integral part of these consolidated balance sheets.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Interest Income
Loans, Including Fees	$407,454	$577,303	$848,213	$1,112,252
Investments	106,859	85,335	206,570	173,246
Interest Bearing Deposits	4,808	5,625	11,383	6,217
Federal Funds Sold	30,915	9,113	55,676	15,965

Total	550,036	677,376	1,121,842	1,307,680

Interest Expense
Deposits	305,922	318,092	643,065	619,096
Federal Funds Purchased	3,190	162	3,190	353
Borrowings	24,382	20,502	51,607	20,502

Total	333,494	338,756	697,862	639,951

Net Interest Income	216,542	338,620	423,980	667,729

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	216,542	338,620	423,980	667,729

Non-interest Income
Service Charges and Fees on Deposits	11,740	16,229	25,954	29,344
Mortgage Origination and Processing Fees	-	-	-	10,125
Other	3,985	3,440	9,090	9,463

Total Non-interest Income	15,725	19,669	35,044	48,932

Non-interest Expense
Salaries and Employee Benefits	258,310	226,291	515,982	464,449
Occupancy and Equipment	87,349	83,993	173,281	170,908
Professional Fees	114,843	67,765	161,207	143,493
Other	121,031	355,607	222,956	494,987

Total Non-interest Expense	581,533	733,656	1,073,426	1,273,837

Loss Before Income Taxes	(349,266)	(375,367)	(614,402)	(557,176)

Provision for Income Taxes	-	-	-	-

Net Loss	$(349,266)	$(375,367)	$(614,402)	$(557,176)

Basic Loss Per Share	$(.22)	$(.38)	$(.48)	$(.56)

Weighted Average Shares Outstanding	1,562,206	993,560	1,270,823	993,284

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

Net Loss	$(349,266)	$(375,367)	$(614,402)	$(557,176)

Other Comprehensive Loss, Net of Tax
Gains (Losses) on Securities Arising During the Year	(54,899)	(68,026)	5,566	(83,206)
Reclassification Adjustment	-	-	-	-

Unrealized Gains (Losses) on Securities	(54,899)	(68,026)	5,566	(83,206)

Comprehensive Loss	$(404,165)	$(443,393)	$(608,836)	$(640,382)

The accompanying notes are an integral part of these consolidated statements.

NBOG BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities
Net Loss	$(614,402)	$(557,176)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities
Provision for Losses on Other Real Estate	-	208,995
Depreciation, Amortization and Accretion	89,486	93,485
Loss on Sale of Other Real Estate	3,778	21,688
Loss on Sale of Bank Vehicle	-	1,304
Stock Compensation Expense	14,940	15,900
Change In
Other Assets	(1,367)	(35,479)
Other Liabilities	35,946	76,307

Net Cash Used by Operating Activities	(471,619)	(174,976)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(971,061)	-
Purchases of Other Investments	-	(90,000)
Proceeds from Maturities, Calls and Paydowns of
Investment Securities Available for Sale	1,105,077	699,359
Proceeds from the Sale of Other Investments	29,300	30,300
Net Change in Loans	1,567,691	89,584
Proceeds from the Sale of Other Real Estate	62,453	372,512
Proceeds from the Sale of Bank Vehicle	-	3,000
Purchases of Premises and Equipment	(7,109)	(51,578)

Net Cash Provided by Investing Activities	1,786,351	1,053,177

Cash Flows from Financing Activities
Net Change in Deposits	(4,964,441)	(2,004,695)
Payment of Deferred Offering Costs	-	(3,556)
Proceeds from Borrowings	3,000,000	2,000,000
Proceeds from the Issuance of Common Stock, net	1,879,107	8,000
Redemption of Preferred Stock	(350,000)	-

Net Cash Used by Financing Activities	(435,334)	(251)

Net Increase in Cash and Cash Equivalents	879,398	877,950

Cash and Cash Equivalents, Beginning	1,337,476	775,381

Cash and Cash Equivalents, Ending	$2,216,874	$1,653,331

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

NBOG Bancorporation, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of The National Bank of Gainesville (the Bank), which operates in the Gainesville, Georgia area.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of June 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2006 Form 10-KSB.

RECENT ACCOUNTING PRONOUNCMENTS

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

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

NOTE 3 – NET LOSS PER SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2007 and 2006 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE 4 - LOANS

Activity in the allowance for loan losses for the six months ended June 30, 2007 and the twelve months ended December 31, 2006 is summarized as follows:

	2007	2006

Beginning Balance	$445,629	$785,326
Provision Charged to Operations	-	-
Loan Charge-Offs	(170,523)	(372,180)
Loan Recoveries	18,620	32,483

Ending Balance	$293,726	$445,629

The following is a summary of risk elements in the loan portfolio at June 30, 2007 and at December 31, 2006:

	2007	2006

Loans on Nonaccrual	$219,509	$210,132
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	100,000	96,500

Total Nonperforming Assets	$319,509	$306,632

Total Nonperforming Assets as a Percentage of Gross Loans	1.71%	1.51%

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $7,498 for the six months ended June 30, 2007 and totaled $21,981 for the twelve months ended December 31, 2006.

NOTE 5 – STOCKHOLDERS’ EQUITY

On April 23, 2007, the Company closed the sale of 738,008 shares of its common stock at $2.71 per share to William R. Blanton, an accredited investor.  The Company received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares.  The Company also issued a warrant under which Mr. Blanton may purchase up to 738,008 shares at $2.71.  The warrant does not have an expiration date.

During 2006, the Company issued 35,000 shares of Series A Preferred Stock to certain directors for $10 per share.  On May 4, 2007, the Company redeemed the 35,000 shares of preferred stock at $10.00 per share.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of June 30, 2007 and December 31, 2006 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE 7 – REGULATORY MATTERS

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC") which outlined actions to be taken by the Bank to address concerns by the OCC.  The provisions of the formal agreement required the Bank to achieve agreed-upon capital levels, obtain a permanent president and senior lender, obtain current and satisfactory credit information on all loans over $25,000, and eliminate the basis of criticism of assets criticized, among others.  As of June 30, 2007, the Bank is in compliance with the provisions of the formal agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

The following discussion describes our results of operations through June 30, 2007 as compared to June 30, 2006 and also analyzes our financial condition as of the same periods.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included herein.

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

The allowance for loan losses represents management's best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Bank's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any).  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.

The evaluation of the adequacy of the allowance for loan losses is based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation.  Loss ratios are applied to each category of loan other than commercial loans, where the loans are further divided by risk rating, and loss ratios are applied by risk rating, to determine estimated loss amounts.  Categories of loans are real estate loans (including mortgage and construction), consumer loans, and commercial loans.

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

In Compliance.  At the end of April 2007, the Bank achieved and has since maintained Total Capital at least equal to 12% of risk-weighted assets and Tier 1 Capital at least equal to 8% of adjusted total assets.

By March 31, 2005, achieve and maintain the following capital ratios: • Total Capital at least equal to 14% of risk-weighted assets; and • Tier 1 Capital at least equal to 9% of adjusted total assets.
In Compliance.  At the end of April 2007, the Bank achieved and has since maintained Total Capital at least equal to 14% of risk-weighted assets and Tier 1 Capital at least equal to 9% of adjusted total assets.

Develop, implement and thereafter ensure Bank adherence to a three-year capital program.	In Compliance. An updated three-year capital plan has been completed and approved by the Board of Directors on June 21, 2007 and was forwarded to the OCC for its review.

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
In Compliance. The Bank has entered into a one time service agreement with Professional Bank Services ("PBS") of Louisville, Kentucky to perform the 2007 periodic credit review examination.

Requirement	Corrective Action/Status
Obtain current and satisfactory credit information on all loans over $25,000 lacking such information and obtain proper collateral documentation on all loans.
Substantial Compliance. Current and satisfactory credit information has been obtained on all loans over $25,000.  Proper collateral documentation has also been obtained on all loans identified with collateral deficiencies. Any loans for which the Bank was unable to obtain satisfactory credit or collateral documentation have been classified by the Bank.

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

Substantial Compliance. The Bank has adopted and implemented the appropriate measures to ensure the Bank’s adherence to the written program designed to eliminate the basis of criticism of assets criticized in the Report of Examination, in any subsequent Report of Examination or by any internal or external loan review, or in any list provided to management by the National Bank of Examiners.  The Board of Directors reviews a list of all criticized assets each month to ensure Bank adherence and forwards a copy of this list to the OCC.

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

In Compliance. The Board has established a methodology to analyze and review the adequacy of the Bank’s Allowance for Loan Losses, which is reviewed on a monthly basis to ensure adequate reserves, will be maintained at the end of the fiscal quarter.  Any deficiency in the amount of reserves maintained in the loan loss allowance will be remedied by the end of the quarter as required by the Formal Agreement.  Written documentation is also maintained in the file indicating the factors considered and conclusions reached by the Board in determining the adequacy of the Allowance for Loan and Lease Losses.

Adopt, implement and thereafter ensure Bank adherence to a written strategic plan for the Bank covering at least a three-year period.	In Compliance. An updated three-year strategic plan has been completed and approved by the Board of Directors on June 21, 2007 and was forwarded to the OCC for its review.

Results of Operations

A net loss of $614,402 was incurred for the first half of 2007 as compared to a net loss of $557,176 for the same period in 2006 resulting in an increase of $57,226 or 10%.  The net loss for the three months ended June 30, 2007 of $349,266 decreased $26,098 or 7% from the $375,364 net loss incurred during the second quarter of 2006.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses.  Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income declined $122,078 or 36% to $216,542 for the quarter ended June 30, 2007 compared to $338,620 for the quarter ended June 30, 2006 and declined $243,749 or 37% to $423,980 for the first six months of 2007 compared to the $667,729 that was earned for the first six months of 2006.  This decrease was due to a lower volume of loan demand during the last twelve months.  In addition, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank.  This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

No provision for loan losses was recorded in the second quarter or for the first half of 2007 as management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  As indicated above, there was no provision for loan losses recorded for the first six months of 2007.  This continues to demonstrate the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans.  The allowance for loan loss was $293,726 (1.58% of total gross loans) at June 30, 2007 compared to $762,924 (3.06% of total gross loans) at June 30, 2006 and $445,629 (2.18% of total gross loans) at December 31, 2006.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan loss based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities.  The current allowance for loan losses at June 30, 2007 reflects management's estimate of probable losses inherent and remaining in the loan portfolio.  We believe our estimates are sufficient to absorb any such losses.

Total non-interest income for the quarter ended June 30, 2007 was $15,725 compared to $19,669 for the quarter ended June 30, 2006 and was $35,044 for the six months ended June 30, 2007 compared to $48,932 for the six months ended June 30, 2006, an decrease of $13,888 or 28%.  Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  The decrease in non-interest income for the first half of 2007 compared to the first half 2006 was mostly due to fees earned on mortgage origination.

Non-interest expense for the second quarter of 2007 was $581,533 as compared to $733,656 for the same period in 2006.  Non-interest expense for the six months ended June 30, 2007 was $1,073,426 compared to $1,273,837 for the six months ended June 30, 2006, a decrease of $200,411 or 16%.  Total salary and benefits expense, the largest component of non-interest expense, increased due to the addition of the Senior Lender position filled in October 2006 and SBA lender position in May 2007.

Occupancy and equipment expense totaled $87,349 for the quarter ended June 30, 2007, compared to $83,993 for the same period a year ago and totaled $173,281 for the first half of 2007 compared to $170,908 for the first half of 2006.  Total occupancy expense for the second quarter of 2007 was higher than the quarter ended June 30, 2006 due to the addition of rent expense for the building that will accommodate the loan production office (LPO) in Loganville, Georgia.  Professional fees totaled $114,843 for the quarter ended June 30, 2007, compared to $67,765 for the quarter ended June 30, 2006 and totaled $161,207 for the first six months of 2007 compared to $143,493 for the first six months of 2006.  The $17,714 increase was primarily due to legal fees associated with the search for a strategic partner and/or potential investors for the Company.

Other non-interest expense for the second quarter of 2007 was $121,031 versus $355,607 for the second quarter of 2006 and was $222,956 for the six months ended June 30, 2007 versus $494,987 for the six months ended June 30, 2006.  During the second quarter of 2006, the Bank incurred a write-down of other real estate in the amount of $208,995 that was recorded to other non-interest expense.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  At June 30, 2007, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Financial Condition

Total assets decreased $1,004,416 or 3% from December 31, 2006 to June 30, 2007.  The major source of the reduction was in net loans, which decreased by $1,633,922 or 8% over the last six months of 2007.  Federal Funds Sold, however, increased $662,000 from $841,000 at December 31, 2006 to $1,503,000 at June 30, 2007. Total deposits also declined by $4,964,441 or 18% since December 31, 2006, with $4,748,412 or 18% of the decline in interest bearing accounts (primarily Certificates of Deposits).  Total stockholders’ equity increased from $2,853,053 at December 31, 2006 to $3,777,134 at June 30, 2007.  This increase was attributable to the Company receiving proceeds of approximately $2,000,000 less fees and expenses related to the sale of 738,008 shares to William R. Blanton.

Liquidity and Capital

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds.  To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs.  It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements.  As of June 30, 2007 the Bank has $2,216,874 in cash and cash equivalents as well as $8,929,644 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $4,000,000.  On June 30, 2007 there were $3,000,000 advanced on these lines.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2007:

Tier 1 Capital (to risk-weighted assets)	17.01%
Total Capital (to risk-weighted assets)	18.27%
Tier 1 Capital (to total average assets)	11.34%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%.  As indicated in the table above, the Bank, as of June 30, 2007, did meet the minimum capital ratios as required by the Formal Agreement.

On April 23, 2007, the Company closed the sale of 738,008 shares of its common stock at $2.71 per share to William R. Blanton, a accredited investor, pursuant to the Stock Purchase Agreement dated January 23, 2007.  The Company also issued a warrant under which Mr. Blanton may purchase up to 738,008 shares at $2.71 pursuant to the Stock Purchase Agreement.  The warrant does not have an expiration date.  The Company received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares.  The Company will use the proceeds from the sale of shares for working capital purposes.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2007:

Commitments to extend credit	$2,002,000
Stand-by letters of credit	$293,539

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

Based upon a controls evaluation, our Principal Executive and Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level as of June 30, 2007.

There have been no changes in our internal controls over financial reporting during our second fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We are party to various legal proceeding from time to time none of the proceeding are expected to have an outcome that is material to our financial condition.

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

/S/ NBOG BANCORPORATION, INC.
(Registrant)

Date: August 8, 2007	By:	/S/ R. ALLEN SMITH
R. Allen Smith
Principal Executive Officer

Date: August 8, 2007	By:	/S/ SONDRA J. PERKINS
Sondra J. Perkins
Principal Financial and Accounting Officer

NBOG BANCORPORATION, INC.

EXHIBIT INDEX

Exhibit
Number                      Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.