Form 10QSB
period 2007-09-30
FIRST CENTURY BANCORP.
filed 2007-11-09
CIK 1124676

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________to_________

Commission File No. 001-16413

FIRST CENTURY BANCORP.
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

1,732,458 shares of common stock, no par value, were issued and outstanding on September 30, 2007

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$1,301,699	$496,476
Federal Funds Sold	3,397,000	841,000

Total Cash and Cash Equivalents	4,698,699	1,337,476

Investment Securities Available for Sale, at Fair Value	8,644,103	9,070,829

Other Investments	411,170	321,320

Loans	19,159,991	20,363,719
Allowance for Loan Losses	(301,738)	(445,629)

Loans, Net	18,858,253	19,918,090

Premises and Equipment	2,118,346	2,204,839

Other Real Estate	81,500	96,500

Other Assets	299,907	295,099

Total Assets	$35,111,978	$33,244,153

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006
	(Unaudited)

Deposits
Noninterest-Bearing	$1,221,135	$1,644,701
Interest-Bearing	25,907,798	26,577,405

Total Deposits	27,128,933	28,222,106

Borrowings	4,000,000	2,000,000

Other Liabilities	493,847	168,994

Total Liabilities	31,622,780	30,391,100

Stockholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares
Authorized; 35,000 Shares Issued and Outstanding	-	350,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 1,732,458 and 993,560 Shares Issued and Outstanding in 2007 and 2006, Respectively	10,352,728	8,450,049
Accumulated Deficit	(6,817,886)	(5,813,847)
Accumulated Other Comprehensive Loss	(45,644)	(133,149)

Total Stockholders’ Equity	3,489,198	2,853,053

Total Liabilities and Stockholders’ Equity	$35,111,978	$33,244,153

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Interest Income
Loans, Including Fees	$419,734	$488,379	$1,267,947	$1,600,631
Investments	91,194	87,222	297,764	259,064
Interest Bearing Deposits	3,712	1,403	15,095	7,621
Federal Funds Sold	25,945	19,226	81,621	36,594

Total	540,585	596,230	1,662,427	1,903,910

Interest Expense
Deposits	301,648	332,142	944,713	951,237
Federal Funds Purchased	5,949	566	9,139	919
Borrowings	40,226	27,830	91,833	48,332

Total	347,823	360,538	1,045,685	1,000,488

Net Interest Income	192,762	235,692	616,742	903,422

Provision for Loan Losses	12,185	-	12,185	-

Net Interest Income After Provision for Loan Losses	180,577	235,692	604,557	903,422

Non-interest Income
Service Charges and Fees on Deposits	9,710	18,822	35,664	48,167
Mortgage Origination and Processing Fees	-	-	-	10,125
Other	3,595	4,175	12,685	13,638

Total Non-interest Income	13,305	22,997	48,349	71,930

Non-interest Expense
Salaries and Employee Benefits	287,104	217,975	803,086	682,425
Occupancy and Equipment	83,444	85,774	256,725	256,683
Professional Fees	63,803	144,236	225,010	287,729
Other	149,168	116,656	372,124	611,643

Total Non-interest Expense	583,519	564,641	1,656,945	1,838,480

Loss Before Income Taxes	(389,637)	(305,952)	(1,004,039)	(863,128)

Provision for Income Taxes	-	-	-	-

Net Loss	$(389,637)	$(305,952)	$(1,004,039)	$(863,128)

Basic Loss Per Share	$(.22)	$(.31)	$(.70)	$(.87)

Weighted Average Shares Outstanding	1,731,844	993,560	1,426,185	993,377

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006

Net Loss	$(389,637)	$(305,952)	$(1,004,039)	$(863,128)

Other Comprehensive Loss, Net of Tax
Gains on Securities Arising During the Year	93,071	121,971	87,505	38,765
Reclassification Adjustment	-	-	-	-

Unrealized Gains on Securities	93,071	121,971	87,505	38,765

Comprehensive Loss	$(296,566)	$(183,981)	$(916,534)	$(824,363)

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities
Net Loss	$(1,004,039)	$(863,128)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities
Provision for Loan Losses	12,185	-
Provision for Losses on Other Real Estate	-	208,995
Depreciation, Amortization and Accretion	128,330	139,652
Loss on Sale of Other Real Estate	(1,222)	13,127
Loss on Sale of Bank Vehicle	-	1,304
Stock Compensation Expense	21,570	23,670
Change In
Other Assets	9,100	(35,778)
Other Liabilities	324,853	247,560

Net Cash Used by Operating Activities	(509,223)	(264,598)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(971,061)	(1,511,269)
Purchases of Other Investments	(119,150)	(90,000)
Proceeds from Maturities, Calls and Paydowns of
Investment Securities Available for Sale	1,486,083	1,026,815
Proceeds from the Sale of Other Investments	29,300	30,300
Net Change in Loans	981,421	3,819,848
Proceeds from the Sale of Other Real Estate	82,453	1,170,873
Proceeds from the Sale of Bank Vehicle	-	3,000
Purchases of Premises and Equipment	(56,536)	(55,708)

Net Cash Provided by Investing Activities	1,432,510	4,393,859

Cash Flows from Financing Activities
Net Change in Deposits	(1,093,173)	(4,852,133)
Payment of Deferred Offering Costs	-	(3,556)
Proceeds from Borrowings	2,000,000	2,000,000
Proceeds from the Issuance of Common Stock, net	1,881,109	8,000
Proceeds from the Issuance of Preferred Stock, net	-	210,000
Redemption of Preferred Stock	(350,000)	-

Net Cash Provided (Used) by Financing Activities	2,437,936	(2,637,689)

Net Increase in Cash and Cash Equivalents	3,361,223	1,491,572

Cash and Cash Equivalents, Beginning	1,337,476	775,381

Cash and Cash Equivalents, Ending	$4,698,699	$2,266,953

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

First Century Bancorp. (the Company), a bank holding company, owns 100% of the outstanding common stock of First Century Bank, N.A. (the Bank), which operates in the Gainesville, Georgia area.  On September 20, 2007, the Company changed its name from NBOG Bancorporation, Inc. to First Century Bancorp.  The Bank’s name was also changed from The National Bank of Gainesville to First Century Bank, National Association.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of September 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2006 Form 10-KSB.

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

NOTE 4 - LOANS

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and the twelve months ended December 31, 2006 is summarized as follows:

	2007	2006

Beginning Balance	$445,629	$785,326
Provision Charged to Operations	12,185	-
Loan Charge-Offs	(189,401)	(372,180)
Loan Recoveries	33,325	32,483

Ending Balance	$301,738	$445,629

The following is a summary of risk elements in the loan portfolio at September 30, 2007 and at December 31, 2006:

	2007	2006

Loans on Nonaccrual	$1,025,057	$210,132
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	81,500	96,500

Total Nonperforming Assets	$1,106,557	$306,632

Total Nonperforming Assets as a Percentage of Gross Loans	5.77%	1.51%

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $17,329 for the nine months ended September 30, 2007 and totaled $21,981 for the twelve months ended December 31, 2006.

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

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of September 30, 2007 and December 31, 2006 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency ("OCC") which outlined actions to be taken by the Bank to address concerns by the OCC.  The provisions of the formal agreement required the Bank to achieve agreed-upon capital levels, obtain a permanent president and senior lender, obtain current and satisfactory credit information on all loans over $25,000, and eliminate the basis of criticism of assets criticized, among others.  As of September 30, 2007, the Bank is in compliance with the provisions of the formal agreement.

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

General

NBOG Bancorporation, Inc. (the “Company”) opened for business through its banking subsidiary, The National Bank of Gainesville (the “Bank”), on March 25, 2002.  On September 20, 2007, the Board of Directors of NBOG Bancorporation, Inc. approved an amendment to the company’s articles of incorporation to change the company’s name from NBOG Bancorporation, Inc. to First Century Bancorp.  The Bank’s name also was changed from The National Bank of Gainesville to First Century Bank, National Association.

The following discussion describes our results of operations through September 30, 2007 as compared to September 30, 2006 and also analyzes our financial condition as of the same periods.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Develop, implement and thereafter ensure Bank adherence to a three-year capital program.	In Compliance. An updated three-year capital plan has been completed and approved by the Board of Directors on September 20, 2007 and was forwarded to the OCC for its review.

Revise the Bank’s written loan policy.
In Compliance. The Board of Directors has reviewed and revised the Bank’s written loan policy.  This policy has been adopted and implemented by the Board and will be monitored for Bank adherence.  A copy of the policy was forwarded to the OCC.

Requirement	Corrective Action/Status

Employ a qualified consultant to perform an ongoing asset quality review of the Bank until such time as an ongoing internal asset quality review system is developed by the Board, implemented and demonstrated to be effective.

In Compliance. The Bank has entered into a one time service agreement with Professional Bank Services ("PBS") of Louisville, Kentucky to perform the 2007 periodic credit review examination. The review was completed in August 2007.

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

Results of Operations

A net loss of $1,004,039 was incurred for the first nine months of 2007 as compared to a net loss of $863,128 for the same period in 2006 resulting in an increase of $140,911 or 16%.  The net loss for the three months ended September 30, 2007 of $389,637 increased $83,685 or 27% from the $305,952 net loss incurred during the third quarter of 2006.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses.  Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income after provision for loan losses declined $55,115 or 23% to $180,577 for the quarter ended September 30, 2007 compared to $235,692 for the quarter ended September 30, 2006 and declined $298,865 or 33% to $604,557 for the first nine months of 2007 compared to the $903,422 that was earned for the first nine months of 2006.  This decrease was due to a lower volume of loan demand during the last twelve months.  In addition, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank.  This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

The provision for loan losses for the third quarter of 2007 was $12,185 compared to $0 for the same period in 2006.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  The Bank continues to demonstrate the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans.  The allowance for loan loss was $301,738 (1.57% of total gross loans) at September 30, 2007 compared to $707,408 (3.35% of total gross loans) at September 30, 2006 and $445,629 (2.18% of total gross loans) at December 31, 2006.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan loss based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities.  The current allowance for loan losses at September 30, 2007 reflects management's estimate of probable losses inherent and remaining in the loan portfolio.  We believe our estimates are sufficient to absorb any such losses.

Total non-interest income for the quarter ended September 30, 2007 was $13,305 compared to $22,997 for the quarter ended September 30, 2006 and was $48,349 for the nine months ended September 30, 2007 compared to $71,930 for the nine months ended September 30, 2006, an decrease of $23,581 or 33%.  Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  The decrease in non-interest income for the first half of 2007 compared to the first half 2006 was mostly due to fees earned on mortgage origination.

Non-interest expense for the third quarter of 2007 was $583,519 as compared to $564,641 for the same period in 2006.  Non-interest expense for the nine months ended September 30, 2007 was $1,656,945 compared to $1,838,480 for the nine months ended September 30, 2006, a decrease of $181,535 or 10%.  Total salary and benefits expense, the largest component of non-interest expense, increased due to the addition of the Senior Lender position filled in October 2006 and SBA Lender and staff positions in May and July 2007, respectively.

Occupancy and equipment expense totaled $83,444 for the quarter ended September 30, 2007, compared to $85,774 for the same period a year ago and totaled $256,725 for the first nine months of 2007 compared to $256,683 for the first nine months of 2006.  Total occupancy expense for the third quarter of 2007 was lower than the quarter ended September 30, 2006 due to less depreciation expense incurred on furniture, fixtures, and equipment as the estimated useful life on certain assets has expired over the last year along with lower ad valorem taxes related to these and other remaining furniture, fixtures and equipment items.  Professional fees totaled $63,803 for the quarter ended September 30, 2007, compared to $144,236 for the quarter ended September 30, 2006 and totaled $225,010 for the first nine months of 2007 compared to $287,729 for the first nine months of 2006.  The $62,719 decrease was primarily due to legal fees associated with the search for a strategic partner and/or potential investors for the Company that was incurred in 2006.

Other non-interest expense for the third quarter of 2007 was $149,168 versus $116,656 for the third quarter of 2006 and was $372,124 for the nine months ended September 30, 2007 versus $611,643 for the nine months ended September 30, 2006.  During the second quarter of 2006, the Bank incurred a write-down of other real estate in the amount of $208,995 that was recorded to other non-interest expense.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  "Gap" is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  At September 30, 2007, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Financial Condition

Total assets increased $1,867,825 or 6% from December 31, 2006 to September 30, 2007.  The major source of the increase was in Federal Funds Sold, which increased by $2,556,000 or 304% over the last nine months of 2007.  Total deposits also declined by $1,093,173 or 4% since December 31, 2006, with $423,566 or 26% of the decline in non-interest bearing accounts (core deposits).  Total stockholders’ equity increased from $2,853,053 at December 31, 2006 to $3,489,198 at September 30, 2007.  This increase was attributable to the Company receiving proceeds of approximately $2,000,000 less fees and expenses related to the sale of 738,008 shares to William R. Blanton.

Liquidity and Capital

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds.  To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs.  It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements.  As of September 30, 2007 the Bank has $4,698,699 in cash and cash equivalents as well as $8,644,103 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $4,000,000.  On September 30, 2007 there were no advances on these lines. The Bank has borrowing capacity through its membership in the FHLB program subject to the availability of investment securities to pledge as collateral.  As of September 30, 2007, the Bank had advances outstanding of $4,000,000.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at September 30, 2007:

Tier 1 Capital (to risk-weighted assets)	14.66%
Total Capital (to risk-weighted assets)	15.91%
Tier 1 Capital (to total average assets)	10.17%

Under the terms of the Formal Agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%.  As indicated in the table above, the Bank, as of September 30, 2007, did meet the minimum capital ratios as required by the Formal Agreement.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2007:

Commitments to extend credit	$1,739,000
Stand-by letters of credit	$ 162,000

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

Based upon a controls evaluation, our Principal Executive and Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level as of September 30, 2007.

There have been no changes in our internal controls over financial reporting during our third fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We are party to various legal proceedings from time to time; none of the proceedings are expected to have an outcome that is material to our financial condition.

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

/S/ FIRST CENTURY BANCORP.
(Registrant)

Date:	November 9, 2007	By:	/S/ R. ALLEN SMITH
R. Allen Smith
Principal Executive Officer

Date:	November 9, 2007	By:	/S/ SONDRA J. PERKINS
Sondra J. Perkins
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.