Form 10KSB
period 2007-12-31
FIRST CENTURY BANCORP.
filed 2008-03-31
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                      to

Commission File Number:  001-16413

FIRST CENTURY BANCORP.
(Exact Name of Small Business Issuer in its Charter)

Georgia	58-2554464
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

807 Dorsey Street, Gainesville, Georgia	30501
(Address of Principal Executive Offices)	(Zip Code)

(770) 297-8060
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer’s revenue for its most recent fiscal year was approximately $2.3 million.  As of December 31, 2007, there were 1,732,458 shares of common stock issued and outstanding.  The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of December 31, 2007, was approximately $1.6 million, based upon an estimate of the fair market value of the common stock of $2.25 per share, which was the offering price of the issuer’s common stock during 2007 ..  There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Unless the context indicates otherwise, all references to “FCB,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-KSB refer to First Century Bancorp. and our wholly owned subsidiary, First Century Bank, National Association (the “Bank”).

PART I

Item 1.	Description of Business

Business of the Company and the Bank

General

First Century Bancorp.

We are a Georgia corporation organized in 2000 to serve as the holding company for First Century Bank, National Association, a national banking association, which is referred to herein as the “Bank.” The Bank currently maintains a main office in Gainesville, Georgia, and a loan processing office in Loganville, Georgia. We own 100% of the outstanding common stock of the Bank.  The Company currently engages in no business other than owning and managing the Bank.

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank. As of December 31, 2007, our consolidated total assets were $38.7 million, our consolidated total loans were $19.3 million, our consolidated total deposits were $31 million, and our total shareholders' equity was approximately $3.5 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  To a lesser extent, our net income also is affected by our noninterest income derived principally from service charges and fees and income from the sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits and occupancy costs.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities, and the levels of personal income and savings in our market areas.

First Century Bank

First Century Bank is a national banking association with its principal executive offices in Gainesville, Georgia.  The Bank is primarily engaged in the business of accepting deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model, with a particular focus on real estate and small business lending. We commenced banking operations in March 2002 in Gainesville, Georgia.  The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.  On September 20, 2007, NBOG Bancorporation Inc. changed its name to First Century Bancorp.  The Bank’s name was also changed from The National Bank of Gainesville to First Century Bank, National Association.

Pursuant to the terms of a formal agreement with the OCC, dated August 18, 2004, we committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, our Board of Directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC agreed to a ninety day waiver of certain commitments contained in the formal agreement.

On May 5, 2006, we entered into a merger agreement with El Banco Financial Corporation (“El Banco”), previously known as Nuestra Tarjeta de Servicios, Inc., that provided, among other things, for us to be merged into El Banco in a two-step merger.  On October, 25, 2006, the parties mutually agreed to terminate the pending merger agreement after concluding that receipt of regulatory approval would not be forthcoming on a timely enough basis to satisfy each party’s business requirements.

After a search of potential investors and third party acquirers in late 2006 and early 2007, we selected a proposal from William R. Blanton, to invest in the Company.  Mr. Blanton has 35 years of banking experience, with significant experience in the North Atlanta market.  Most recently he was with First Capital Bank where he served in various capacities including President from 1989 until its recent sale.  During his time with First Capital Bank, the bank’s assets grew from $30 million to $700 million.

In April 2007, Mr. Blanton purchased 738,008 shares of our common stock in a private placement at $2.71 per share.  We also issued Mr. Blanton warrants to purchase up to 738,008 shares at $2.71 per share. The warrants do not have an expiration date.  We received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares, which we used for working capital purposes. There were no brokerages or underwriting commissions paid in connection with the sale of the shares.

In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 worth of shares.  The investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the warrants.  The warrants have no expiration date.  As a result of the issuance of these warrants, the exercise price of a Mr. Blanton’s prior warrants to purchase 738,008 shares of our common stock at $2.71 per share was automatically adjusted to $1.50 per share.  The warrants relating to this private placement also contain a similar provision for automatic adjustments of the exercise price for the shares if we issue a subsequent warrant with an exercise price that is less than $1.50 per share.

On February 5, 2008, the OCC issued a termination of our formal agreement.

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

Credit Services.  We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area.  The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower.  Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment.  General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2007, loans secured by first or second mortgages on real estate made up approximately $14.4 million, or 74% of our loan portfolio.  These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans).

•
Commercial Real Estate Loans.  At December 31, 2007, our individual commercial real estate loans ranged in size from $50,000 to $900,000, with an average commercial real estate loan size of approximately $250,000.  Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners.  At December 31, 2007, commercial real estate loans (other than construction loans) totaled $7.7 million, or approximately 39% of our loan portfolio.  Some specific risks associated with commercial real estate loans include tenant vacancy rates and the quality of the borrower’s management.

•
Residential Real Estate Loans and Home Equity Loans.  At December 31, 2007, our individual residential real estate loans ranged in size from $5,000 to $350,000, with an average loan size of approximately $71,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We also offer home equity lines of credit.  At December 31, 2007, our individual home equity lines of credit ranged in size from $10,000 to $300,000, with an average of approximately $66,000.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 10 years or less.  We limit the extension of credit to 89% of the available equity of each property.  At December 31, 2007, residential real estate loans (other than construction loans) totaled $6.1 million, or 32% of our loan portfolio.  Included in the residential real estate loans was $4.9 million, or 80% of our residential loan portfolio, in first and second mortgages on individuals’ homes, and $1.2 million, or 20% of our residential loan portfolio, in home equity loans.

•
Construction and  Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2007, our commercial construction and development real estate loans ranged in size from approximately $400,000 to $500,000, with an average loan size of approximately $445,000.  At December 31, 2007, our individual residential construction and development real estate loans ranged in size from approximately $60,000 to $70,000, with an average loan size of approximately $64,000.  The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%.  At December 31, 2007, total construction loans amounted to $509,000, or 3% of our total loan portfolio.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. At December 31, 2007, our individual consumer loans ranged in size from $2,000 to $40,000, with an average loan size of approximately $7,000.  These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months.  The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance.  Consumer loans generally involve more risks than residential mortgage loans because the collateral for defaulted loans may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value.  In addition, consumer loan performance depends upon the borrower’s continued financial stability and is therefore more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  At December 31, 2007, consumer loans amounted to $1.6 million, or 8% of our loan portfolio.

Commercial Loans.  We make loans for commercial purposes in various lines of businesses.  At December 31, 2007, our individual commercial business loans ranged in size from approximately $15,000 to $300,000, with an average loan size of approximately $71,000.  Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.  The quality of the commercial borrower’s management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.  At December 31, 2007, commercial loans amounted to $3.3 million, or 17% of our loan portfolio.

Small Business Administration (SBA).  In August 2007, we opened an LPO office in Loganville, Georgia for the purpose of originating SBA loans.  The SBA allows terms up to 25 years with no calls or balloons, depending upon the use of the proceeds, thus giving the borrower the ability to repay the loan over a longer term than offered under our normal guidelines and to make loans which may not meet all of our normal underwriting criteria.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2007, we had originated an aggregate of approximately $0 in SBA loans.

Online Mortgage Division.  On January 29, 2008 we launched our online lending division, CenturyPoint Mortgage.  CenturyPoint Mortgage is an Internet-based lender with offices located in Atlanta, Georgia.  We anticipate that CenturyPoint will serve borrowers in all fifty states and the District of Columbia, offering a full line of mortgage products, including loans for purchase or refinancing of primary residences, second homes and investment property, as well as home equity loans.  We anticipate that CenturyPoint will also offer reverse mortgages, which can be used to unlock home equity and provide access to cash for senior Americans without requiring the sale of their home.

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority.  We have established a loan committee of the board of directors that must approve any loan that exceeds the joint lending limit of the chief executive officer and senior lender.  We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

Other Services.  In addition to deposit and loan services, the Bank offers banking, travelers’ checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide.  The Bank offers VISA and MasterCard credit cards and merchant credit card processing to the Bank’s customers through third party vendors.  In May 2007, the Bank began offering internet banking services through a third party vendor relationship.  Cash management and bill pay services are still not available through internet banking at this time.  The Bank currently offers telephone banking and NetImage.  NetImage is a product that allows the customer to view images of their cleared checks via connection to the internet through a secure link in the Bank’s website.

Lending Policies

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Differing limits apply based on the type of loan and the nature of the borrower, including the borrower’s relationship to the Bank.  In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus; or

•
25% of its capital and surplus if the excess over 15% is within federal guidelines, which provides an exception to the 15% limit for debt secured by readily marketable collateral, as defined by OCC regulations.

The Bank complies with the statutory lending limits, as described above.  As of December 31, 2007, our legal lending limit to one borrower was approximately $565 thousand.  We seek to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.  Nevertheless, because this amount is substantially lower than the lending limit for most of our competitors, it is difficult for us to compete for many loan relationships.  The Bank’s legal lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of, among other reasons, its earnings or losses.

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

Asset Management Policies

A committee composed of the senior officers of the Bank is charged with managing the Bank’s assets and liabilities pursuant to policies established by the directors’ Asset/Liability and Investment Committee.  The committee attempts to manage asset growth, liquidity and capital in order to optimize income and reduce interest-rate risk.  The committee directs the Bank’s overall acquisition and allocation of funds.  The management committee meets with the director’s Asset/Liability and Investment Committee on a quarterly basis.  The director’s committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; local market rates and rate forecasts;  and other variables, such as expected loan demand, expected loan and deposit maturities, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

The Bank’s investment policy is to optimize income, consistent with liquidity, asset quality and regulatory constraints.  The policy is reviewed from time to time by the Board of Directors of the Bank.  Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof.  Management of the Bank implements the policy and reports to the full Board of Directors on a quarterly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint.  The Bank has purchased correspondent services offered by larger banks, including check collections, services relating to the purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.  The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank’s lending limit.  As compensation for services provided by a correspondent, the Bank may maintain balances with such correspondents in noninterest-bearing accounts.

Market Opportunities and Competition

The Bank primarily serves the northern Georgia market of Hall County, including Gainesville and five smaller municipalities.  Hall County has a population of approximately 139,000 and encompasses 394 square miles.  Lake Lanier, a manmade lake with 607 miles of shoreline, forms the county’s western boundary.  Gainesville, the county seat, is situated approximately 50 miles northeast of Atlanta and 100 miles southwest of Greenville, South Carolina.  According to the 2000 Census, the median income for a family in Hall County was $50,100.

The Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms.  According to information provided by the FDIC, as of June 30, 2007, there were 54 offices of 15 banks operating in Hall County with a total of approximately $2.6 billion in deposits.  As of June 30, 2007, the Bank had approximately .89% of the deposit market share.  In addition to competition from large national and regional banks, including Regions, Wachovia, SunTrust and Bank of America, the Bank also competes with a number of local competitors, including Gainesville Bank & Trust, United Community Bank and Peach State Bank.

Employees

As of December 31, 2007, we had 18 employees, including 17 full-time employees.  We consider the relationship with our employees to be good.

Risk Factors

An investment in our common stock involves a significant degree of risk.  If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occurs, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and our shareholders may lose all or part of their investment.  The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We have experienced significant losses since our inception and have a significant accumulated deficit.

We experienced losses of $1.7 million in 2007, $1.2 million in 2006, and $1.1 million in 2005.  We also had an accumulated deficit of $7.6 million at December 31, 2007.  In the last several years, we have experienced a significant amount of management turn-over, been subject to a formal order with the OCC, and devoted a substantial amount of our time and attention to seeking a merger partner.  In late 2006 we terminated our merger agreement with El Banco Financial Corporation.  In many respects, we were essentially starting over in 2007, but with a significant accumulated deficit.  We raised capital in two private placements in 2007, and the OCC terminated our formal agreement in February 2008.  We expect to continue to lose money through at least the third quarter of 2008.  To become profitable, we must increase our net interest income and non-interest income above existing levels.  To accomplish this, we need to attract more customers and make more loans.  Although we believe we are taking the appropriate steps to accomplish these goals, there is a risk that we will not be successful and that we will never become profitable.

We may need to raise additional capital, which may not be available or may only be available on unfavorable terms.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  In the future, if additional capital is needed, there can be no assurance that it will be available when desired or on such terms as we may find acceptable.  If we cannot raise additional capital when needed, our operations could be materially impaired.  In addition, future efforts to raise capital through the sale of securities could reduce the proportionate interest of our shareholders.

Our ability to estimate our loan loss reserves accurately may have an adverse effect on our financial performance.

Lending money is our primary business.  However, every loan we make carries a risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  At December 31, 2007, our allowance for probable loan losses represented 1.43% of our total loans, 29.07% of our total non-performing assets, and 32.43% of our total non-performing loans.  If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability will suffer.

We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our loan growth, which may affect our short-term earnings.

Federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

We have previously identified weaknesses in our overall credit risk management process.

In a series of audits conducted during the last quarter of 2003 and first quarter of 2004 by the Bank's internal and external auditors and the OCC, several weaknesses were identified in the overall credit risk management process of the Bank.  To addresses these weaknesses, bank management contracted with an independent loan review company, Professional Bank Services, Inc., to perform a major review of the Bank’s loan portfolio.  The purpose of the review was to identify problem loans and ensure proper reserves were allocated and/or the problem loans were charged off.  Significant work was done to reduce loan exceptions which totaled over 1,400 at that time to less than a hundred at the completion of this effort.  The Bank’s policy for maximum loan exceptions today is 30.  A substantial number of loans were charged off during the 2003 and 2004 time frame based on the findings of the independent loan audit company and the Bank’s internal loan review.  The Bank continues to use the services of an external, independent loan review company.

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

Moreover, the value and liquidity of real estate or other collateral that may secure our loans in our market area could be adversely affected by an economic downturn.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets. We often secure loans with real estate collateral. As of December 31, 2007, approximately 79% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our business, financial condition, and results of operations could be negatively affected. A general economic downturn, including a decline in the real estate market, could, therefore, result in losses that materially and adversely affect our business.

Changes in interest rates and our ability to successfully manage interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Fluctuations in interest rates are not predictable or controllable and therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will generally decline and in falling interest rate environments, loan repayment rates will likely increase. Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases.  Accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume.

Industry competition may have an adverse effect on our profitability.

Competition in the banking and financial services industry is intense, and our profitability depends upon our continued ability to compete in our market area.  We compete with national, regional and community banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere.  In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms and insurance companies to affiliate, a number of larger financial institutions and other corporations offering wider variety of financial services than we currently offer could enter and aggressively compete in the market we currently serve.  Many of these competitors have substantially greater resources, lending limits and operating histories than we do and may offer services that we do not or cannot provide.

Our  success depends on our ability to identify and retain individuals with experience and relationships in the markets in which we compete.

Our success depends, in part, on our ability to identify and retain experienced key management members with local expertise and relationships in our market.  We expect that competition for qualified management will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in our markets.  Even if we identify individuals that we believe could assist us in growing our presence in the market, we may be unable to recruit these individuals away from more established banks.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy.  Our inability to identify, recruit, and retain talented personnel would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as Regions, Wachovia, SunTrust and Bank of America.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  We also compete with local community banks in our market.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.

We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the bank’s capital and surplus, or $564,571 at December 31, 2007.  These limits are significantly less than the limits for most of our competitors, and as a result we will have difficulty in obtaining business from the larger businesses in our market area.  We seek to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.  Nevertheless, because this amount is substantially lower than the lending limit for most of our competitors, it is difficult for us to compete for many loan relationships.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Our small to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operations may be adversely affected.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the OCC, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our capital stock, and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, make loans and expand our business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance with these laws and regulations could adversely affect our ability to operate profitably. See “Supervision and Regulation.” Moreover, as a regulated entity, we are subject to examination and supervision and can be requested by our regulators to implement changes to our operations. We have addressed areas of regulatory concern, including interest rate risk, through the adoption of board resolutions and improved policies and procedures.

Efforts to comply with Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  We expect these rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, or our ability to obtain any necessary equity or debt financing could suffer. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Changes in federal laws could adversely affect our wholesale mortgage division.

Changes in federal laws regarding the oversight of mortgage brokers and lenders could adversely affect our ability to originate, finance, and sell our residential mortgage loans. The enactment of federal laws, such as licensing requirements for mortgage bankers, applicable to the types of mortgage loans we originate could increase our costs of operations and adversely affect our origination volume, which would negatively impact our business, financial condition, and results of operation.

Weakness in the real estate market, including the secondary residential mortgage loan markets has adversely affected us and may continue to do so.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. At December 31, 2007, we held approximately $2.8 million of loans available for sale that were not eligible for purchase by these agencies. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans, particularly second lien mortgages and home equity lines of credit. These trends could continue. These conditions have resulted in losses, write downs and impairment charges in the mortgage business, especially in the fourth quarter of 2007, and we have curtailed various product offerings and limited our mortgage originations generally to Fannie Mae and Freddie Mac eligible mortgages. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect financial condition or results of operations. In the event the allowance for loan losses is insufficient to cover such losses, earnings, capital and parent company liquidity could be adversely affected.

Our real estate portfolios are exposed to weakness in the U.S. housing markets and the overall state of the economy.

The declines in home prices in many markets across the U.S., along with the reduced availability of mortgage credit, have resulted in sharp increases in delinquencies and losses in our portfolios of broker-originated, out-of-footprint home equity lines and loans, nonprime mortgages, and loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in the allowance for loan losses. In that event, our earnings and capital could be adversely affected.

We will face risks with respect to future expansion and acquisitions or mergers.

Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•	taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;
•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	diluting our existing shareholders in an acquisition;
•
taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
•	taking time and creating expense integrating the operations and personnel of the combined businesses;
•	creating an adverse short-term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

We have never acquired another institution before, so we lack experience in handling any of these risks.  There is also a risk that any expansion effort will not be successful.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions and may vote to take actions adverse to your interests.

Our directors and executive officers, as a group, beneficially owned approximately 69.7% of our outstanding common stock as of December 31, 2007 of which approximately 48.4% is owned by William R. Blanton.  As a result of their ownership, the directors and officers will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors.  The directors and executive officers may vote to cause the company to take actions with which you do not agree or that are not beneficial to you as a shareholder.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

First Century Bancorp.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in Georgia, we also are subject to the Georgia Department of Banking and Finance.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5% or more of any class of voting securities of a bank holding company.  Our common stock is registered under Section 12 of the Securities Exchange Act.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “First Century Bank.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on the Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First Century Bank – Dividends.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

First Century Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  Accordingly, the FDIC also has enforcement authority over the Bank.  Together, the OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

The OCC requires that the Bank maintain specified capital ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.

The Bank is required to calculate three ratios:  the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

Under the terms of the Formal Agreement, the Bank was required to maintain a total capital ratio to risk-weighted assets of at least 14.0% and a Tier 1 Capital to average assets of at least 9.0%.  At December 31, 2007, our ratio of total capital to risk-weighted assets was 16.6%, our ratio of Tier 1 Capital to risk-weighted assets was 15.4% and our ratio of Tier 1 Capital to average assets was 9.4%.

Since the Formal Agreement has been terminated, the minimum guideline for the ratio of total capital to risk-weighted assets is 8% and Tier 1 Capital must equal at least 4% of risk-weighted assets.  New banks are generally required to maintain a minimum ratio of Tier 1 Capital to average assets of 8.0% for the first three years of operations.  To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more.  In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “—First Century Bank—Prompt Corrective Action.”

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The OCC’s regulations set forth five capital categories, each with specific regulatory consequences.  The categories are:

•
Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•
Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•
Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•
Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the OCC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the Bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  Moreover, if the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The Bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2007, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.     The FDIC also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination.     The OCC requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Deposit Insurance and Assessments.  Deposits at the Bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per account holder and $250,000 for certain retirement account holders.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the Company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the Bank.  A one time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2007 ranged from 1.22 cents to 1.14 cents per $100 of assessable deposits.  For the first quarter of 2008, the FICO assessment rate was 1.12 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries.  The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Commercial Real Estate Lending.  The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Branching.  National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the OCC.  In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in Georgia.   Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.  Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.   In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers.  The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act.  The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The Bank can be requested to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the Bank’s policy not to disclose any personal information unless required by law.  The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21.  The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Effect of Governmental Monetary Policies.  Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Proposed Legislation and Regulatory Action.  New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Formal Agreement

On August 18, 2004, the Bank entered a Formal Agreement with the OCC.  The Formal Agreement required specific actions to strengthen or correct identified weaknesses.  The Bank agreed to maintain a Total Capital to risk-weighted assets ratio of at least fourteen percent (14%) and a Tier 1 Capital to adjusted total assets ratio of at least nine percent (9%).

In addition, the Bank committed to:

•	adopt a written strategic plan covering at least a three-year period;

•	review and revise its written loan policy;

•	obtain an independent review of its loan program; and

•	review the adequacy, and establish a program to maintain the adequacy of, its allowance for loan and lease losses.

On February 5, 2008, the OCC issued a Termination of the Agreement by and between First Century Bank, National Association and the Comptroller of the Currency pursuant to which the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operation do not require the continued existence of the agreement.

Federal Reserve Resolutions

On October 21, 2004, pursuant to the request of the Federal Reserve Bank of Atlanta, the Company's Board of Directors adopted resolutions (the "Resolutions") that provide that the Company shall not (without the prior written approval of the Federal Reserve):

•	incur debt (or take any action, such as refinancing) that would cause a change in debt instruments or a change in any of the terms of any existing debt instruments;

•	declare or pay dividends to its shareholders; or

•	reduce its capital position by purchasing or redeeming treasury stock.

The Resolutions also require quarterly financial information on the parent company, the subsidiary bank and written progress on the financial condition of the organization be provided to the Federal Reserve.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.  The Bank is precluded from paying dividends until it is cumulatively profitable.  The Company is currently prohibited from paying dividends without Federal Reserve approval pursuant to the Resolutions.

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  See “—First Century Bank—Prompt Corrective Action” above.

Item 2.	Description of Property.

The Bank began operations in a modular temporary office of approximately 2,200 square feet on property located at the corner of Pearl Nix Extension and Dorsey Street in Gainesville, Georgia.  In August 2004 the Company completed construction of its permanent main office at 807 Dorsey Street, Gainesville, Georgia.  The main office provides approximately 12,000 square feet and also serves as the Company’s headquarters.  The main office facilities include a teller line, customer service area, offices for the Bank’s lenders and officers, a vault with safe deposit boxes, drive-in teller lanes and a drive-up automated teller machine.

In May 2007, the Bank leased 2,050 square feet of space for a Loan Processing Office (LPO) at 3915 Harrison Road, Ste 400, Loganville, Georgia.  The office was to serve as headquarters for the bank’s SBA Department.  The department was dissolved in January 2008.

In November 2007, the bank subleased 3,477 square feet of space for an Online Mortgage Division (CenturyPoint Mortgage).

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

The Company held its 2007 Annual Meeting of Shareholders on November 15, 2007, where the following two directors were elected to serve as Class I Directors for a three-year term expiring in 2010: Dr. Wendell Turner and R. K. Whitehead, III.  There were 1,137,682 shares cast as a vote in favor of the election of Dr. Turner, 1,100 shares cast as a vote against his election, and 0 shares abstained.  There were 1,137,682 shares cast as a vote in favor of the election of Mr. Whitehead, 1,100 shares as a vote against his election, and 0 shares were abstained.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

As of January 17, 2008, FCB had 1,732,458 shares of common stock outstanding and approximately 838 shareholders of record.   There is currently no market for our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future.  In 2007, we were aware of a few trades at prices ranging from $2.25 to $2.71.  There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market.  There is only incomplete information about trades of our shares and the prices at which any shares have traded.

 In April 2007, William R. Blanton, purchased 738,008 shares of our common stock at $2.71 per share, for a total investment of $2 million. The shares were sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act.  We also issued Mr. Blanton warrants to purchase up to 738,008 shares at $2.71 per share. The warrants do not have an expiration date.  We received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares, which we used for working capital purposes. There were no brokerages or underwriting commissions paid in connection with the sale of the shares.

On May 4, 2007, FCB redeemed 35,000 shares of preferred stock at $10.00 per share that it had issued at the same price per share in 2006 to each of its directors.

In September 2007, two new members of the board of directors purchased 445 shares each from the Company for the price of $2.25 per share.  There were no brokerage or underwriting commissions paid in the private placement.  The stock was sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 worth of shares.  The investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the warrants.  The warrants have no expiration date.  As a result of the issuance of these warrants, the exercise price of a Mr. Blanton’s prior warrants to purchase 738,008 shares of our common stock at $2.71 per share was automatically adjusted to $1.50 per share.  The warrants relating to this private placement also contain a similar provision for automatic adjustments of the exercise price for the shares if we issue a subsequent warrant with an exercise price that is less than $1.50 per share.  There were no brokerage or underwriting commissions paid in the private placement.  The stock was sold solely to accredited, sophisticated investors under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, First Century Bank, to pay dividends to us.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.  The Bank is precluded from paying dividends until it is cumulatively profitable.  The Company is currently prohibited from paying dividends without Federal Reserve approval pursuant to the Resolutions.  The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report, as well as with an understanding of our short operating history.

General

First Century Bancorp. opened for business through its banking subsidiary, First Century Bank, on March 25, 2002.

The following discussion describes our results of operations for 2007 as compared to 2006 and also analyzes our financial condition as of December 31, 2007 as compared to December 31, 2006.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2007 and 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.  We encourage you to read this discussion and analysis in conjunction with the consolidated financial statements and the related notes and the other statistical information also included in this annual report.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements.  Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2007 included elsewhere in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Please refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

Formal Agreement

On August 18, 2004, the Bank entered a formal written agreement with the OCC, which set forth a series of actions necessary to correct identified weaknesses.  On February 5, 2008, the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operation did not require the continued existence of the agreement, and the OCC terminated the formal agreement.

The table below describes each requirement of the formal agreement with the OCC, and the Bank’s corrective action and efforts to correct the issues identified in the formal agreement.

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

In Compliance.  At the end of April 2007, the Bank achieved and has since maintained Total Capital at least equal to 12% of risk-weighted assets and Tier 1 Capital at least equal to 9% of adjusted total assets.

By March 31, 2005, achieve and maintain the following capital ratios: • Total Capital at least equal to 14% of risk-weighted assets; and • Tier 1 Capital at least equal to 9% of adjusted total assets.
In Compliance.  At the end of April 2007, the Bank achieved and has since maintained Total Capital at least equal to 12% of risk-weighted assets and Tier 1 Capital at least equal to 9% of adjusted total assets.

Requirement	Corrective Action/Status

Develop, implement and thereafter ensure Bank adherence to a three-year capital program.	In Compliance. An updated three-year capital plan has been completed and approved by the Board of Directors on November 15, 2007 and was forwarded to the OCC for its review.

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

In Compliance.  The Bank has entered into a one time service agreement with Professional Bank Services (PBS) of Louisville, Kentucky to perform the 2007 periodic credit review examination.  The review was completed in August 2007.

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

Adopt, implement and thereafter ensure Bank adherence to a written strategic plan for the Bank covering at least a three-year period.	In Compliance. A three-year strategic plan has been completed and approved by the Board of Directors on November 15, 2007 and was forwarded to the OCC for its review.

Pursuant to the terms of the formal agreement, we committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, our Board of Directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC agreed to a ninety day waiver of certain commitments contained in the formal agreement.

On May 5, 2006, we entered into a merger agreement with El Banco Financial Corporation (“El Banco”), previously known as Nuestra Tarjeta de Servicios, Inc., that provided, among other things, for us to be merged into El Banco in a two-step merger.  On October, 25, 2006, the parties mutually agreed to terminate the pending merger agreement after concluding that receipt of regulatory approval would not be forthcoming on a timely enough basis to satisfy each party’s business requirements.

In April 2007, William R. Blanton, purchased 738,008 shares of our common stock at $2.71 per share, for a total investment of $2 million. We also issued Mr. Blanton warrants to purchase up to 738,008 shares at $2.71 per share. The warrants do not have an expiration date.  We received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares, which we used for working capital purposes.

In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 worth of shares.  The investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the warrants.  The warrants have no expiration date.  As a result of the issuance of these warrants, the exercise price of a Mr. Blanton’s prior warrants to purchase 738,008 shares of our common stock at $2.71 per share was automatically adjusted to $1.50 per share.  The warrants relating to this private placement also contain a similar provision for automatic adjustments of the exercise price for the shares if we issue a subsequent warrant with an exercise price that is less than $1.50 per share.

Results of Operations

A net loss of $1,746,000 was incurred for 2006 up $589,000 from the net loss of $1,157,000 that was incurred during 2006.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses.  Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income decreased to $764,000 for the year ended December 31, 2007 compared to $1,144,000 for the year ended December 31, 2006.  This decrease was due to a lower volume of loan demand during the last twelve months along with pay-out of participation loans originated outside of our lending area.  Additionally, this decrease is part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank.  This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

The provision for loan losses for 2007 was $115,000 versus the $0 that was expensed for 2006.  The current allowance for loan losses at December 31, 2007 reflects management's estimate of potential losses inherent and remaining in the loan portfolio.  We consider the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.   Management continues to monitor closely its portfolio’s credit quality in efforts fo identify and reduce criticized and classified loans.  The allowance for loan loss was $275,920 (1.43% of total gross loans) at December 31, 2007 compared to $445,629 (2.19% of total gross loans) at December 31, 2006.  See “Provision and Allowance for Loan Losses” below for further discussion.

Non-interest income for the year ended December 31, 2007 totaled $60,000 compared to $86,000 in 2006.  Non-interest income includes service charges on deposit accounts, customer service fees, and mortgage origination fee income.  Non-interest expenses in 2007 were $2,455,000 compared to $2,387,000 in 2006.  The largest component of non-interest expenses is salaries and employee benefits, which totaled $1,161,000 for the year ended December 31, 2007, compared to $943,000 for the year ended December 31, 2006.

Net Interest Income

For the years ended December 31, 2007 and 2006, net interest income totaled $764,000 and $1,144,000, respectively.  This decrease of $380,000 was due to a lower volume of loan demand during 2007 as well as interest foregone due to classified loans being placed in a non-earning status.  In addition, this reduction was part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the Bank.  Interest income from loans, including fees, was $1,635,000, which represented a lower yield of 8.64% in 2007 compared to the 8.70% yield earned in 2006.  The falling interest rate environment of 2007 had a negative impact on the bank’s adjustable rate loans.  Interest expense totaled $1,453,000 for the year ended December 31, 2007 compared to $1,347,000 in 2006.  The net interest margin realized on earning assets and the interest rate spread were 2.47% and 2.07%, respectively, for the year ended December 31, 2007, as compared to an interest rate margin of 3.42% and interest rate spread of 3.05% in 2006.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2007 and 2006 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	(Amounts presented in thousands)

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$18,446	$1,635	8.64%	$23,625	$2,068	8.75%
Investment securities and other investments	9,077	416	4.59%	8,621	364	4.22%
Interest bearing deposits	426	23	5.25%	186	9	4.84%
Federal funds sold	2,969	143	4.76%	974	50	5.13%
Total interest earning assets	30,918	2,217	7.04%	33,406	2,491	7.42%

Other non-interest earnings assets	3,520			3,109

Total assets	$34,438			$36,515

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,518	$44	2.93%	$1,166	$32	2.74%
Savings and money market	916	18	1.92%	1,233	19	1.54%
Time	23,731	1,239	5.23%	27,001	1,219	4.52%
Federal funds purchased	180	9	2.08%	20	1	5.00%
Borrowings	2,882	143	4.99%	1,403	76	5.42%
Total interest-bearing liabilities	29,227	1,453	4.97%	30,823	1,347	4.37%
Other non-interest bearing liabilities	1,987			2,485
Shareholders’ equity	3,224			3,207

Total liabilities and shareholders’ equity	$34,438			$36,515

Excess of interest-earning assets over interest-bearing liabilities	$1,691			$2,583

Ratio of interest-earning assts to interest-bearing liabilities	105.79%			108.38%

Net interest income		$764			$1,144

Net interest spread			2.07%			3.05%

Net interest margin			2.47%			3.42%

Non-accrual loans are included in average loan balances during the periods presented.

Volume/Rate Analysis

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume.  The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Changes attributed to both rate and volume have been allocated on a pro rata basis.

	2007 Compared to 2006
	Increase (decrease) due to changes in
	Volume	Rate	Net

Change
Interest income on:
Loans (including loan fees)	$(424)	$(9)	$(433)
Investment securities	25	27	52
Interest bearing deposits	12	2	14
Federal funds sold	93	-	93
	(294)	(20)	(274)

Interest expense on:
Deposits:
Interest-bearing demand	10	1	11
Savings and money market	(7)	7	-
Time	(182)	202	20
Borrowings	75	(8)	67
Federal funds purchased	8	-	8
	(96)	204	106

	$(198)	$(184)	$(380)

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At December 31, 2007, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk.  For short-term interest rate risk, the Bank’s model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income.  The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings.  The Bank determines the assumptions that are used in the model.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, that are expected to mature, prepay, or reprice in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

	At December 31, 2007 Maturing or Repricing in (dollars in thousands)

	Three Months	Four Months	1 to 5	Over 5
	or Less	to 12 Months	Years	Years	Total
Interest-earning assets:
Investment securities	$1,941	$269	$2,827	$3,367	$8,404
Federal funds sold	6,238	-	-	-	6,238
Loans	2,805	6,164	8,053	2,283	19,305

Total interest-bearing assets	10,984	6,433	10,880	5,650	33,947

Interest-bearing liabilities:
Deposits:
Savings and demand	2,482	-	-	-	2,482
Time deposits	5,451	17,822	3,685	-	26,958
Other Borrowings	-	4,000	-	-	4,000

Total interest-bearing liabilities	7,933	21,822	3,685	-	33,440

Interest sensitive difference per period	3,051	(15,389)	7,165	5,650	$507
Cumulative interest sensitivity difference	$3,051	$(12,338)	$(5,173)	$477
Cumulative difference to total interest earning assets	8.99%	(36.34)%	(15.24)%	1.41%

At December 31, 2007, the difference between the Bank’s liabilities and assets repricing or maturing within one year was $9,294,000.  Due to an excess of liabilities re-pricing or maturing within one year, an increase in interest rates could cause the Bank's net interest income to decrease.  Because the liabilities that will be re-pricing in the next year were originally made at higher promotional rates, we believe that our liability sensitive position will not substantially impact net interest income despite rising interest rates, since deposit rates are typically managed based on loan demand and current liquidity levels.

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

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  The provision charged to expense was $115,000 for the year ended December 31, 2007 as compared to the $0 that was charged against earnings in 2006.  The loan portfolio decreased by approximately $1,059,000 during the year ended December 31, 2007.  The allowance for loan losses was $276,000, or 1.43% of gross loans at December 31, 2007 compared to $446,000, or 2.19% of gross loans at December 31, 2006.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.

In 2004, prior to the replacement of senior management, there was an increase in the provision for loan losses, which was a direct result of the deterioration of the Bank’s credit quality as problem loans were identified by management, credit review services and regulators.  In an effort to correct this and other identified weaknesses, the Company entered a formal agreement with the OCC dated August 8, 2004, under which the Company committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans.  By 2005, the allowance for loan loss decreased 21%, as a result of the reduction in criticized and classified loans during 2005.  As indicated above, there was no provision for loan losses recorded for the twelve months ended December 31, 2006, and only $115,000 recorded for the twelve months ended December 31, 2007..  These differences continue to demonstrate the improvement in the credit quality of the Bank's loan portfolio and of management's efforts to identify and reduce criticized and classified loans.  The formal agreement with the OCC was terminated in February 2008.

In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities.  We consider the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on credit review examinations conducted by regulatory authorities and third-party review services.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	December 31,
	2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$77	10%	$94	21%
Real estate - mortgage	95	46%	263	59%
Real estate - construction	40	36%	31	7%
Consumer	64	8%	58	13%
	$276	100%	$446	100%

The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

	For the years ended December 31,
	2007	2006

Balance at the beginning of period	$446	$785
Charge-offs:
Commercial, financial and agricultural	106	155
Real estate - mortgage	136	144
Real estate - construction	-	-
Consumer	93	73
Total Charged-off	335	372

Recoveries:
Commercial, financial and agricultural	2	1
Real estate - mortgage	4	-
Consumer	44	32
Total Recoveries	50	33

Net Charge-offs	285	339

Provision for Loan Loss	115	-

Balance at end of period	$276	$446

Total loans at end of period	$19,305	$20,364

Average loans outstanding	$19,632	$23,625

As a percentage of average loans:
Net loans charged-off	1.45%	1.44%
Provision for loan losses	.59%	-

Allowance for loan losses as a percentage of:
Year end loans	1.43%	2.19%

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2007 and 2006 (amounts are presented in thousands):

	December 31,
	2007	2006

Other real estate and repossessions	$98	$97
Non-accrual loans	851	210
Accruing loans 90 days or more past due	-	-
Total non-performing assets	$949	$307
As a percentage of gross loans:	4.92%	1.51%

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonacrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  At December 31, 2007 there were $851,000 in loans outstanding, which were accounted for as non-accrual loans whereas there were $210,000 in outstanding loans accounted for as non-accrual loans at December 31, 2006, a difference of $641,000, or 75%.  Non performing assets increased $642,000, or 209% from December 31, 2006 to December 31, 2007.  Interest income that would have been reported on the non-accrual loans in 2007 totaled $34,151 and in 2006 totaled $21,981.  Interest income recognized on impaired loans approximated $97,000 and $9,300 in 2007 and 2006, respectively.

The Bank classifies all loans whose collection status is in doubt.  As of December 31, 2007, there were no loans not currently past due, on non-accrual, or restructured where the Bank had serious doubts regarding the borrower(s) ability to repay the debt.

Non-interest Income and Expense

Non-interest income for the year ended December 31, 2007 totaled $60,000 as compared to $86,000 for the year ended December 31, 2006.  This decrease in non-interest income was primarily due to the $40,000 decrease in service charges and fees on deposit.

Total non-interest expense for the year ended December 31, 2007 was $2,455,000 as compared to $2,387,000 for the same period in 2006.  Salaries and benefits, the largest component of non-interest expense, totaled $1,161,000 for the year ended December 31, 2007, compared to $943,000 for the same period a year ago.  Salary and benefits expense increased primarily due to the opening of the SBA and Mortgage Departments.  Occupancy totaled $357,000 for the year ended December 31, 2007, compared to $339,000 for the year ended December 31, 2006.  Occupancy expense increased primarily due to the increase in fixed assets aquired for the SBA and Mortgage Departments.  Professional fees totaled $352,000 for the year ended December 31, 2007, compared to $369,000 for 2006.

Other non-interest expenses were $585,000 for the year ended December 31, 2007 as compared to $737,000 for the year ended December 31, 2006.  This decrease is due primarily to a provision to other real estate expense of $209,000 for 2006.

Income Taxes

The Company will be subject to taxation whenever taxable income is generated.  As of December 31, 2007, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $8,098,000 and $6,118,000, respectively, which will expire beginning in 2022 if not previously utilized.

Financial Condition

Total assets increased $5,407,000, or 16% from December 31, 2006 to December 31, 2007.  The primary source of the increase was in federal funds sold and due from banks, which increased $7,012,000, or 524%, during the year ended December 31, 2007.  The Bank increased the funds in anticipation of loans being generated by the SBA and Mortgage Departments.  Investment securities available-for-sale decreased $667,000 from $9,071,000 at December 31, 2006 to $8,404,000 at December 31, 2007. Federal funds sold increased $5,397,000 from $841,000 at December 31, 2006 to $6,238,000 at December 31, 2007.

Total deposits increased $2,784,000, or 10%, from December 31, 2006 to December 31, 2007.  This increase was also part of management’s efforts to increase funds for anticipated lending.  In addition, the Bank’s local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying the highest and most attractive interest rates and terms.  If needed, management believes it can raise the Bank’s interest rates or match local deposit rates to attract new funds or retain existing deposits.

Loans

Gross loans totaled $19,305,000 at December 31, 2007, a decrease of $1,059,000, or 5% since December 31, 2006.  This reduction was part of an ongoing effort by management to seek and reduce classified and criticized loans by payoff or by their exit from the bank.  However, management anticipated that these credits would be replaced by SBA loans they were not due to market condtions.  The bank is investigating other avenues to generate loan growth aside from SBA loans until the market improves.  Balances within the major loans receivable categories as of December 31, 2007 and December 31, 2006 are as follows (amounts are presented in thousands):

	2007		2006
Commercial, financial and agricultural	$3,339	17%	4,293	21%
Real estate – mortgage	13,865	72%	12,052	59%
Real estate – construction	509	3%	1,291	6%
Consumer	1,592	8%	2,728	14%
	$19,305	100%	20,364	100%

As of December 31, 2007, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

	Commercial	Real Estate Mortgage	Real Estate Construction	Consumer	Total
Within 1 year	$2,530	$5,162	$509	$768	$8,969
1 to 5 years	809	6,466	-	778	8,053
Over 5 years	-	2,237	-	46	2,283
Totals	$3,339	$13,865	$509	$1,592	$19,305

As of December 31, 2007, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
Within 1 year	$1,500	$1,030	$2,530
1 to 5 years	561	248	809
Over 5 years	-	-	-
Real estate – Mortgage
Within 1 year	$3,563	$1,599	$5,162
1 to 5 years	4,912	1,554	6,466
Over 5 years	181	2,056	2,237
Real estate – Construction
Within 1 year	$-	$509	$509
1 to 5 years	-	-	-
Over 5 years	-	-	-
Consumer
Within 1 year	$768	-	$768
1 to 5 years	778	-	778
Over 5 years	46	-	46

Investment Securities

Investment securities available-for-sale decreased to $8,404,000 at December 31, 2007 from $9,071,000 at December 31, 2006.  This decrease was primarily due to paydowns on mortgage backed and CMO securities.  All of the Bank’s marketable investment securities were designated as available-for-sale at December 31, 2007 and 2006.

The following table presents the investments by category at December 31, 2007 and 2006 (amounts are presented in thousands):

	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

U.S. Government agencies	$4,899	$4,908	5,400	$5,336
Mortgage-backed securities	3,513	3,496	3,804	3,735

	$8,412	$8,404	9,204	$9,071

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented as of December 31, 2007 (amounts are presented in thousands):

	U.S. Government Agencies	Weighted Average Yields	Mortgage Backed Securities	Weighted Average Yields
3 Months or Less	$1,500	3.77%	$-	N/A
After 3 Months through 1 Year	-	N/A	767	3.88%
After 1 through 5 years	2,999	5.23	2,038	4.46
Over 5 years	400	6.00	708	4.43

Deposits

At December 31, 2007, total deposits increased by $2,784,000, or 10% from December 31, 2006. Demand deposits (interest bearing and non-interest bearing) decreased $568,000, or 17% during 2007 whereas time deposits increased $2,277,000, or 9% during the same time period.

Balances within the major deposit categories as of December 31, 2007 and December 31, 2006 are as follows (amounts are presented in thousands):

	2007		2006
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$1,567	N/A	$1,645	N/A
Interest-bearing demand deposits	1,296	3.01%	1,274	2.42%
Savings deposits	1,185	1.24%	621	1.24%
Time deposits	26,152	5.16%	20,984	4.89%
Time deposits over $100,000	806	5.32%	3,698	4.91%
	$31,006		$28,222

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2007 are summarized as follows (amounts are presented in thousands):

Within 3 months	$202
After 3 through 6 months	350
After 6 through 12 months	256
After 12 months	-

Total	$806

Capital Resources

Total shareholders' equity increased from $2,853,000 at December 31, 2006 to $3,494,000 at December 31, 2007.  This increase was attributable to the capital infusion from the sale of stock to Bill Blanton in April and a preferred stock issue to the directors in December.  Capital contributions received during 2007 were $2,402,000.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at December 31, 2007:

Tier 1 capital (to risk-weighted assets)	15.4%
Total capital (to risk-weighted assets)	16.6%
Tier 1 capital (to total average assets)	9.4%

Under the terms of the formal agreement with the OCC, the Bank was required to achieve and maintain by March 31, 2005 capital ratios of Total Capital (to risk-weighted assets) of 14.0% and Tier 1 Capital (to adjusted quarterly average total assets) of 9.0%.  As indicated in the table above, the Bank, as of December 31, 2007, met the minimum capital ratios of 14.0% for Total Capital (to risk-weighted assets) and 9.0% for the Tier 1 Capital (to adjusted quarterly average total assets) as required by the formal agreement.

On February 5, 2008, the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operation do not require the continued existence of the agreement, and the OCC terminated the formal agreement.

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

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.  Although the Bank’s loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans depends on the economic conditions in Hall County and surrounding areas.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $2,000,000. No amounts were advanced on these lines at December 31, 2007.  At December 31, 2007, the Bank had an advance from the Federal Home Loan Bank of Atlanta in the amount of $4,000,000.  The FHLB advance outstanding at December 31, 2007 mature on April 21, 2008 which bears interest at a variable rate of 3 month libor and July 23, 2008 which bears interest at the overnight fed funds rate.  The Bank has pledged as collateral investment securities available for sale with a carrying amount of $7,010,000 as of December 31, 2007.

Cash and cash equivalents as of December 31, 2007 increased $7,012,000 from December 31, 2006.  Net cash used by operating activities totaled $1,369,000 in 2007.  Inflows from financing activities totaled $7,017,000, which were attributable to net increase in deposits of $2,784,000 while financing activities resulting from the issuance of common stock provided the Company cash proceeds in the amount of $2,402,002.  An advance of $2,000,000 from The Federal Home Loan Bank was procured for funding an increase in loan volume anticipated for third quarter 2007.

During 2007, investing activities provided $1,364,000 to cash and cash equivalents.  A decrease in net loans provided approximately $609,000, while purchases, maturities, calls and principal pay-downs of investment securities available-for-sale provided another $1,766,000.  Also, proceeds from the sale of Other Real Estate provided an additional $137,000 to cash and cash equivalents.  Cash from investing activities was used for $1,090,000 in purchases of investment securities available-for-sale and equity securities with no readily available market value.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2007:

Commitments to extend credit	$2,442,000
Standby letters of credit	$294,000

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

Selected Ratios

The following table sets out specified ratios of the Company for the years indicated.

	2007	2006

Net loss to:
Average shareholders’ equity	(54.19)%	(36.51)%
Average assets	(4.56)%	(3.17)%
Dividends to net loss	-	-
Average equity to average assets	8.42%	8.68%

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 7.	Financial Statements

The following financial statements are included as Exhibit 99.1, and are incorporated herein by reference:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets;

•	Consolidated Statements of Operations;

•	Consolidated Statements of Comprehensive Income (Loss);

•	Consolidated Statements of Changes in Shareholders’ Equity;

•	Consolidated Statements of Cash Flows; and

•	Notes to Consolidated Financial Statements.

Item 8.	Changes In and Disagreements With Accountants and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management based this assessment on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.	Other Information

Not Applicable.

PART III

Item 9.	Directors, Executive Officer, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors

The Company’s Board of Directors consists of 8 members and is divided into three classes.  Each class of directors serves a staggered three-year term.  The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of the director’s successor.  The following table shows for each director:  (a) his or her name; (b) his or her age at December 31, 2007; (c) how long he or she has been a director of the Company; (d) his or her position(s) with the Company, other than as a director; and (e) his or her principal occupation and business experience.  Unless otherwise indicated, each director has served continuously in his or her current occupation for the past five years.  Each of the directors listed below is also a director of First Century Bank.

Name (Age)	Director Since	Position with the Company and Business Experience

Class I Directors:
(Term Expiring 2010)

Dr. Wendell A. Turner (50)	2001	Medical doctor, Gainesville Gynecology, LLC.

R.K. Whitehead III (42)	2007	President of Whitehead Die Casting, Co. Inc.

Class II Directors:
(Term Expiring 2008)

William R. Blanton (60)	2007	Terrazza Realty Investments, LLC.- Managing member
		Terrazza Reality Advisors, LLC.-Managing member
		CINC Systems, LLC.- Software Development, Managing member

William A. Bagwell, Jr. (36)	2007	Homestead Investments, LLC.

J. Allen Nivens, Jr. (32)	2007	The Norton Agency

Class III Directors:
(Term Expiring 2009)

William M. Evans, Jr. (56)	2007	Associated with Fox Creek Properties and Piedmont Investments
Lanny W. Dunagan (56)	2002	Sole owner of Lanny Dunagan’s Welding Service.
Gilbert T. Jones, Sr. (70)	2000	Retired; sole owner of Great Southern Resource & Investment, Inc. (a development and construction company).

Executive Officers

The table below shows the following information for the Company’s executive officers as of March 30, 2008:  (a) his or her name; (b) his or her age at December 31, 2007; (c) how long he or she has been an executive officer of the Company; (d) his or her positions with the Company and the Bank; and (e) his or her principal occupation for the last five years:

Name (Age)	Executive Officer Since	Position with the Company and Business Experience

R. Allen Smith (67)	2006	President and Chief Executive Officer of the Company and the Bank; previously interim Chief Executive Officer, interim Chief Financial Officer and consultant to the Company and its Board of Directors.

Sondra Perkins (37)	2007	On February 20, 2007, the Company appointed Sondra J. Perkins as Principal Financial Officer and Controller. Ms. Perkins has been with the bank for six years as Chief Operations Officer.

Lance Jones (59)	2007	Senior Lending Officer of the Company and the Bank; Previously employed with Regions Bank of Corneila, Georgia from 1999 to 2006, during which time Mr. Jones served as a Commercial Lender.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, its executive officer, and persons who own beneficially more than 10% of the Company’s outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company’s common stock.  The directors, its executive officer, and greater than 10% shareholders are required to furnish the Company with copies of the forms they file.  To our knowledge, based solely on a review of the copies of these reports furnished to the Company, all of our directors and our executive officer complied with all applicable Section 16(a) filing requirements during 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial and Accounting Officer.  The Company will provide a copy of the Code of Ethics free of charge to any person upon written request to the Company.

Audit Committee

The Boards of Directors of FCB and the Bank have established a joint Audit Committee for the purpose of reviewing FCB’s annual report and internal audit report of independent public accountants.  The Audit Committee members for 2007 were William R. Blanton, Chairman; Lanny W. Dunagan; Dr. Wendell A. Turner; Gilbert Jones, Sr., William M. Evans, Jr., William A. Bagwell, Jr. J. Allen Nivens and R.K. Whitehead, III.  Each of these members meets the requirement for independence as defined by the National Association of Securities Dealers’ listing standards.  Although none of the Audit Committee members meets the criteria specified under applicable Securities and Exchange Commission regulations for an “audit committee financial expert,” the Board believes each has the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee.

Item 10.	Executive Compensation.

The following table sets forth the annual compensation for our executive officers, for services in all capacities to the Company for fiscal year 2007.  No other executive officer received total compensation in excess of $100,000 for services rendered to the Company during 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Comp-ensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation [2] ($)	Total ($)
(Amounts in Thousands)
R. Allen Smith,	2007	$212	-	-	$24	-	-	-	$236
Principal Executive Officer since October 25, 2006	2006	$115	-	-	$24	-	-	-	$139

Lance G. Jones	2007	$115	-	-	-	-	-	-	$108
Senior Lending Officer and Principal Executive Officer since March 15, 2007

1 Represents the FAS 123R expense related to the options held by each individual.  All assumptions made in the valuation of the options are disclosed in Note 12 to the financial statements.
2 We have omitted information on perquisites and other personal benefits because the aggregate amount of these items does not meet the minimum amount required for disclosure under the SEC’s regulations.

On October 25, 2006, Allen Smith, was named President of the Bank and Principal Executive Officer of the Company.  Prior to this appointment, Mr. Smith had served as a consultant to the Company and its Board of Directors. Mr. Smith also previously served as Interim Chief Executive and Financial Officer of the Company.  Pursuant to the terms of the consulting arrangement with the Company, Mr. Smith will continue to be paid $125 per hour for his services.

On October 30, 2006, we entered into an employment agreement with Lance G. Jones under which he agreed to serve as our Senior Vice President.  Under the terms of his employment agreement, Mr. Jones was entitled to an annual salary of $115,000 per year.  Mr. Jones was also entitled to participate in the Bank’s insurance and benefits plans.  The employment contract had a one-year term and expired on October 30, 2007.

Outstanding Equity Awards at December 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
R. Allen Smith	100,000	-	$5.00	September 20, 2015
Sondra J. Perkins	3,332	1,668	5.00	October 20, 2015

Director Compensation

The directors of the Company were not compensated separately for their services as directors for fiscal year 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of December 31, 2007 by (a) each director and executive officer named in the Summary Compensation Table and (b) the executive officer and all directors, as a group.  The information shown below is based upon information furnished to the Company by the named persons.  Other than the directors, executive officer, and shareholder listed below, we are unaware of any holder of more than 5% of the Company’s common stock.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Securities Exchange Act.  Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security.  Under the rules, more than one person may be deemed to be a beneficial owner of the same securities.  A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days of December 31, 2007.

Name	Number of Shares	Exercisable Warrants & Options	Total Beneficial Ownership	% of Class (1)	Nature of Beneficial Ownership
Directors:
William A. Bagwell, Jr.	3,194	-	3,194	-*
William R. Blanton	553,506	553,506	1,107,012	48.4%
William M. Evans, Jr.	187,696	184,502	372,198	19.4%	Includes 184,502 shares held by Silver Hill Enterprises LP with warrants
Lanny Dunagan	42,042	13,334	55,376	3.2%	Includes 500 shares held jointly with Son.
Gilbert Jones, Sr.	48,926	20,534	69,460	4.0%	Includes 500 shares held as joint custodian for grandchildren
J. Allen Nivens, Jr.	445	-	445	-*
Dr. Wendell Turner	77,327	27,067	104,394	6.0%
R. K. Whitehead, III	445	-	445	-*
Named Executive Officers:
R. Allen Smith	11,631	100,000	111,631	6.4%
Lance G. Jones	6,666	-	6,666	-*
Sondra J. Perkins	1,858	3,333	5,191	-*	Includes 525 shares held as joint custodian for children

All Directors and Executive Officers as a Group (11 persons):
933,736	902,276	1,836,012	69.7%

5% Shareholder:

*	Represents less than 1%.

(1) Based on 1,732,458 shares of common stock of the company outstanding as of December 31, 2007, plus the number of shares which the named person exercising all options or warrants has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

Equity Compensation Plan Information

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance as of December 31, 2007 under the following the Company equity compensation plans or agreements:

•	the First Century Bancorp., Inc. 2003 Stock Incentive Plan;

•	the First Century Bancorp., Inc. Non-Qualified Stock Option Agreement with R. Allen Smith and

•	First Century Bancorp. Warrant Agreements with certain directors of the Company.

The Stock Incentive Plan was approved by shareholders on May 29, 2003.  None of the other equity compensation plans or agreements listed above have been approved by the Company’s shareholders.  Each of those plans or agreements is described below.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plans (excluding shares subject to outstanding options)
Equity compensation plans approved by security holders	38,001	$7.04	86,500
Equity compensation plans not approved by security holders	998,068	$4.11	-
Total	1,036,069	$4.22	86,500

Non-Qualified Stock Option Agreement with R. Allen Smith. On September 20, 2005 the Company entered a consulting agreement with Mr. Smith, pursuant to which the Company issued a warrant to Mr. Smith to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  One-third of the option was vested and exercisable upon grant, with the remaining thirds vesting on an annual basis.

Warrant Agreements with Certain of the Company’s Directors.  On March 25, 2002 the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors.  Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable.  Exercisable warrants will generally remain exercisable for the ten-year period following the date of issuance.  The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events.  As of December 31, 2007, 891,401 warrants remained outstanding of which 891,401 are exercisable.

Warrant Agreement with William R. Blanton.  In connection with Mr. Blanton’s April 2007 purchase of 738,008 shares of our common stock in a private placement at $2.71 per share, we also issued Mr. Blanton warrants to purchase up to 738,008 shares at $2.71 per share. The warrants do not have an expiration date.  The warrants relating to this private placement contain a provision for automatic adjustment of the exercise price for the shares if we issue a subsequent warrant with an exercise price that is less than $2.71 per share.  In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 worth of shares.  The investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the warrants.  As a result of the issuance of these warrants, the exercise price of a Mr. Blanton’s prior warrants to purchase 738,008 shares of our common stock at $2.71 per share was automatically adjusted to $1.50 per share.

Warrant Agreement with Investors Purchasing Series B Preferred Stock.  In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 worth of shares.  The investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the warrants.  The warrants have no expiration date.  The warrants relating to this private placement also contain a provision for automatic adjustments of the exercise price for the shares if we issue a subsequent warrant with an exercise price that is less than $1.50 per share.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company’s directors and officers, and the businesses and other organizations with which they are associated, from time to time may have banking transactions in the ordinary course of business with the Bank.  The Bank’s policy is that any loans or other commitments to those persons or entities be made in accordance with applicable law and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons or entities of similar standing.  All transactions with affiliates must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of directors including a majority of disinterested directors.

In addition, each loan by the Bank to any officer, director or controlling person of the Bank or any of its affiliates may be made only in compliance with the following conditions:

The loan:

•
must be evidenced by a promissory note naming the Bank as payee and must contain an annual percentage rate which is reasonably comparable to that normally charged to non-affiliates by other commercial lenders for similar loans made in the Bank's locale;

•
must be repaid according to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans made to non-affiliates in the Bank's locale;

•
must be made only if credit reports and financial statements, or other reasonable investigation appropriate in light of the nature and terms of the loan and which meet the loan policies normally used by other commercial lenders for similar loans made to non-affiliates in the Bank's locale, show the loan to be collectible and the borrower a satisfactory credit risk; and

•
the purpose of the loan and the disbursement of proceeds are reviewed and monitored in a manner comparable to that normally used by other commercial lenders for similar loans made in the Bank's locale.

In April 2007, Mr. Blanton purchased 738,008 shares of our common stock in a private placement at $2.71 per share.  We also issued Mr. Blanton warrants to purchase up to 738,008 shares at $2.71 per share. The warrants do not have an expiration date.  We received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares, which we used for working capital purposes. Shortly after the transaction, Mr. Blanton was appointed to our Board of Directors.

On May 4, 2007, FCB redeemed 35,000 shares of preferred stock at $10.00 per share that it had issued at the same price per share in 2006 to each of its directors.

In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 worth of shares.  The investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the warrants.  The warrants have no expiration date.  As a result of the issuance of these warrants, the exercise price of a Mr. Blanton’s prior warrants to purchase 738,008 shares of our common stock at $2.71 per share was automatically adjusted to $1.50 per share.  The warrants relating to this private placement also contain a similar provision for automatic adjustments of the exercise price for the shares if we issue a subsequent warrant with an exercise price that is less than $1.50 per share.

Director Independence

The Board of Directors has determined that all of the directors of First Century Bancorp., Inc. are independent in accordance with the NASDAQ independence standards.  Specifically, William Bagwell, Jr., William Blanton, William Evans, Jr., Lanny W. Dunagan, Gilbert T. Jones, Sr., J. Allen Nivens, Jr., Dr. Wendell A. Turner and R.K. Whitehead, III are each independent.  In determining that each director could exercise independent judgment in carrying out his or her responsibilities, the Board of Directors considered any transactions, relationships and arrangements between the Company or the Bank and the director and his or her family.

Item 13.	Exhibits List.

Exhibit
Number	Description

3.1	Articles of Incorporation of First Century Bancorp., Inc. Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2	Amendment to Articles of Incorporation of First Century Bancorp., Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3	Bylaws of First Century Bancorp., Inc. Incorporated by reference to Exhibit 3(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Form of common stock certificate of First Century Bancorp., Inc. Incorporated by reference to Exhibit 4(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1*	First Century Bancorp., Inc.’s 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.2*	Form of Incentive Stock Option Award. Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.3*	Form of Nonqualified Stock Option Award. Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.4*
Form of First Century Bancorp., Inc. Organizer’s Warrant Agreement.  Incorporated by reference to Exhibit 10(iv) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.5
Agreement by and between First Century Bank and the Office of the Comptroller of the Currency, dated August 18, 2004.  Incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 30, 2004, filed on March 31, 2005.

10.6
Agreement and Plan of Merger by and between El Banco Financial Corporation, formerly known as Nuestra Tarjeta de Servicios, Inc. and First Century Bancorp., Inc, dated as of May 5, 2006.  Incorporation by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

10.7
Termination Agreement by and between El Banco Financial Corporation and First Century Bancorp., Inc., dated as of October 25, 2006.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed October 25, 2006.

10.8
Stock Purchase Agreement, by and between FCB, First Century Bank and William R. Blanton, dated January 23, 2007.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 29, 2007.

21	Subsidiaries of First Century Bancorp., Inc. Incorporated by reference to Exhibit 21 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1

99.1	Audited Financial Statements
_____________________
*Indicates management contract or compensatory plan or arrangement.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2007 and 2006 by McNair, McLemore, Middlebrooks & Co., LLP.

	2007	2006
Audit Fees [1]	$48,203	$52,877
Audit-Related Fees	-	-
Tax Fees [2]	3,407	5,089
All Other Fees	-	-
Total Fees	$51,610	$57,970

[1]	Represents fees related to the audit and quarterly reviews of consolidated financial statements of the Company and review of regulatory filings.
[2]	Represents fees related to tax compliance, tax advice and tax planning service.

All of the services provided by the independent accountants were pre-approved by the Audit Committee.  The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent accountants and may not engage them to perform any prohibited non-audit services.  The Audit Committee has determined that the rendering of non-audit professional services, as identified above, is compatible with maintaining the independence of the Company’s auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CENTURY BANCORP., INC.

By:	/s/ R. Allen Smith
R. Allen Smith,
Chief Executive Officer

Date: March 31, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints R. Allen Smith and Sondra J. Perkins, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto these attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that these attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of First Century Bancorp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Blanton
William R. Blanton	Chairman and Director	March 31, 2008

/s/ R. Allen Smith
R. Allen Smith	Principal Executive Officer	March 31, 2008

/s/ Sondra J. Perkins	Principal Financial and
Sondra J. Perkins	Accounting Officer	March 31, 2008

/s/ William A. Bagwell
William A. Bagwell	Director	March 31, 2008

/s/ William M. Evans, Jr.
William M. Evans, Jr.	Director	March 31, 2008

/s/ J. Allen Nivens, Jr.
J. Allen Nivens, Jr.	Director	March 31, 2008

/s/ Lanny W. Dunagan
Lanny W. Dunagan	Director	March 31, 2008

/s/ Gilbert T. Jones, Sr..
Gilbert T. Jones, Sr	Director	March 31, 2008

/s/ Dr. Wendell A. Turner
Dr. Wendell A. Turner	Director	March 31, 2008

/s/ R. K. Whitehead, III
R. K. Whitehead, III	Director	March 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of First Century Bancorp., Inc. Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2	Amendment to Articles of Incorporation of First Century Bancorp., Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3	Bylaws of First Century Bancorp., Inc. Incorporated by reference to Exhibit 3(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Form of common stock certificate of First Century Bancorp., Inc. Incorporated by reference to Exhibit 4(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1*	First Century Bancorp., Inc.’s 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.2*	Form of Incentive Stock Option Award. Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.3*	Form of Nonqualified Stock Option Award. Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.4*
Form of First Century Bancorp., Inc. Organizer’s Warrant Agreement.  Incorporated by reference to Exhibit 10(iv) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.5
Agreement by and between First Century Bank and the Office of the Comptroller of the Currency, dated August 18, 2004.  Incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB for the year ended December 30, 2004, filed on March 31, 2005.

10.6
Agreement and Plan of Merger by and between El Banco Financial Corporation, formerly known as Nuestra Tarjeta de Servicios, Inc. and First Century Bancorp., Inc, dated as of May 5, 2006.  Incorporation by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

10.7
Termination Agreement by and between El Banco Financial Corporation and First Century Bancorp., Inc., dated as of October 25, 2006.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed October 25, 2006.

10.8
Stock Purchase Agreement, by and between FCB, First Century Bank and William R. Blanton, dated January 23, 2007.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 29, 2007.

21	Subsidiaries of First Century Bancorp., Inc. Incorporated by reference to Exhibit 21 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 1, 2002.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1

99.1	Audited Financial Statements
_____________________
*Indicates management contract or compensatory plan or arrangement.