Form 10-Q
period 2008-03-31
FIRST CENTURY BANCORP.
filed 2008-05-15
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)	FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,732,458 shares of common stock, no par value per share, were issued and outstanding as of May 15, 2008

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2008	December 31,
	(Unaudited)	2007

Cash and Cash Equivalents
Cash and Due from Banks	$3,241,484	$2,111,446
Federal Funds Sold	2,864,000	6,238,000

Total Cash and Cash Equivalents	6,105,484	8,349,446

Investment Securities Available for Sale, at Fair Value	7,759,498	8,404,238

Other Investments	416,420	402,770

Loans Held for Sale	1,900,400	-

Loans	17,985,083	19,305,101
Allowance for Loan Losses	(232,519)	(275,920)

Loans, Net	17,752,564	19,029,181

Premises and Equipment	2,110,405	2,122,763

Other Real Estate	196,343	98,343

Other Assets	325,346	244,721

Total Assets	$36,566,460	$38,651,462

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,
	2008	December 31,
	(Unaudited)	2007

Deposits
Non-interest-Bearing	$1,804,243	$1,566,488
Interest-Bearing	27,623,621	29,439,470

Total Deposits	29,427,864	31,005,958

Borrowings	4,000,000	4,000,000

Other Liabilities	208,072	151,816

Total Liabilities	33,635,936	35,157,774

Stockholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares
Authorized; 75,000 Shares Issued and Outstanding	750,000	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 1,732,458 Shares Issued and Outstanding	10,311,836	10,311,206
Accumulated Deficit	(8,171,830)	(7,559,873)
Accumulated Other Comprehensive Gain (Loss)	40,518	(7,645)

Total Stockholders’ Equity	2,930,524	3,493,688

Total Liabilities and Stockholders’ Equity	$36,566,460	$38,651,462

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	Three Months Ended
	March 31,

	2008	2007
Interest Income
Loans, Including Fees	$358,423	$440,759
Investments	87,257	99,711
Interest Bearing Deposits	20,989	6,575
Federal Funds Sold	44,046	24,761

Total Interest Income	510,715	571,806

Interest Expense
Deposits	349,325	337,143
Borrowings	41,892	27,225

Total Interest Expense	391,217	364,368

Net Interest Income	119,498	207,438

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	119,498	207,438

Non-interest Income
Service Charges and Fees on Deposits	5,757	14,214
Gains on Investment Securities	3,507	-
Mortgage Origination and Processing Fees	20,397	-
Other	7,778	5,105

Total Non-interest Income	37,439	19,319

Non-interest Expense
Salaries and Employee Benefits	388,383	257,672
Occupancy and Equipment	114,457	85,932
Professional Fees	100,212	46,364
Other	165,842	101,925

Total Non-interest Expense	768,894	491,893

Loss Before Income Taxes	(611,957)	(265,136)

Provision for Income Taxes	-	-

Net Loss	$(611,957)	$(265,136)

Basic Loss Per Share	$(.35)	$(.27)

Weighted Average Shares Outstanding	1,732,458	993,560

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Net Loss	$(611,957)	$(265,136)

Other Comprehensive Loss, Net of Tax
Gains on Securities Arising During the Quarter	51,670	49,333
Reclassification Adjustment	(3,507)	-

Unrealized Gains on Securities	48,163	49,333

Comprehensive Loss	$(563,794)	$(215,803)

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net Loss	$(611,957)	$(265,136)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities
Depreciation, Amortization and Accretion	41,425	48,094
Gains on Investment Securities	(3,507)	-
Stock Compensation Expense	630	7,890
Change In
Loans Held for Sale	(1,900,400)	-
Other Assets	(84,066)	(55,755)
Other Liabilities	59,762	13,720

Net Cash Used by Operating Activities	(2,498,113)	(251,187)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(2,539,844)	-
Purchases of Other Investments	(13,650)	-
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	3,231,380	747,547
Proceeds from the Sale of Other Investments	-	15,700
Net Change in Loans	1,178,617	1,272,079
Purchases of Premises and Equipment	(24,258)	(4,262)

Net Cash Provided by Investing Activities	1,832,245	2,031,064

Cash Flows from Financing Activities
Net Change in Deposits	(1,578,094)	708,109

Net (Decrease) Increase in Cash and Cash Equivalents	(2,243,962)	2,487,986

Cash and Cash Equivalents, Beginning	8,349,446	1,337,476

Cash and Cash Equivalents, Ending	$6,105,484	$3,825,462

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

First Century Bancorp. (the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Century Bank, N.A. (the “Bank”), which operates in the Gainesville, Georgia area.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of March 31, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Form 10-KSB.

As reported in the accompanying consolidated financial statements, the Company has incurred a net loss of $611,957 for the three months ended March 31, 2008 and has an accumulated deficit of $8,171,830 as of March 31, 2008.  These conditions create an uncertainty about the Company’s ability to continue as a going concern.  Management of the Company has developed a capital plan to maintain minimum capital levels equal to or above those determined by regulatory authorities through the issuance of additional stock.  The ability of the Company to continue as a going concern is dependent on the success of the capital plan.  The unaudited financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted Statement No. 157 effective January 1, 2008 which had no effect on the consolidated balance sheets or consolidated statements of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. The statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. The Company expects SFAS No. 141R would have an impact on its consolidated financial statements when effective if it acquires another company, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which provides guidance for accounting and reporting of non-controlling (minority) interests in consolidated financial statements. The statement is effective for fiscal years and interim periods within fiscal years beginning on or after December 15, 2008.  The Company does not hold minority interests in subsidiaries, therefore it is expected that SFAS No. 160 will have no impact on its financial condition or results of operations.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed on our annual report on Form 10-KSB.

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

NOTE 3 – NET LOSS PER SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2008 and 2007 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE 4 - LOANS

Activity in the allowance for loan losses for the three months ended March 31, 2008 and the twelve months ended December 31, 2007 is summarized as follows:

	2008	2007

Beginning Balance	$275,920	$445,629
Provision Charged to Operations	-	115,199
Loan Charge-Offs	(52,964)	(335,175)
Loan Recoveries	9,563	50,267

Ending Balance	$232,519	$275,920

The following is a summary of risk elements in the loan portfolio at March 31, 2008 and at December 31, 2007:

	2008	2007

Loans on Nonaccrual	$744,404	$850,774
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	255,828	98,343

Total Nonperforming Assets	$1,000,232	$949,117

Total Nonperforming Assets as a Percentage of Gross Loans	5.56%	4.92%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $13,149 for the three months ended March 31, 2008 and totaled $34,151 for the twelve months ended December 31, 2007.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of March 31, 2008 and December 31, 2007 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE 6 – REGULATORY MATTERS

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

On August 19, 2004, the board of directors entered into a formal agreement with the Office of the Comptroller of the Currency (“OCC”) which outlined actions to be taken by the Bank to address concerns by the OCC.  The provisions of the formal agreement required the Bank to achieve agreed-upon capital levels, obtain a permanent president and senior lender, obtain current and satisfactory credit information on all loans over $25,000, and eliminate the basis of criticism of assets criticized, among others.  On February 5, 2008, the OCC issued a Termination of the Agreement by and between First Century Bank, National Association and the Comptroller of the Currency pursuant to which the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operations do not require the continued existence of the agreement.

NOTE 7 – FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs with measuring fair value.  The standard describes three levels of input that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Currently, all of the Company’s securities are considered to be Level 2.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectablility of the loan is confirmed.  During the 2008 first quarter, certain impaired loans were partially charged off or re-evaluated resulting in a remaining balance for these loans, net of specific allowance, of $27,290 as of March 31, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discount cash flow analysis.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value.  Fair value is determined based on the expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Other Real Estate

Other real estate is reported at the lower of the loan carrying amount at foreclosure or fair value.  Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and are considered Level 2 or Level 3 inputs.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our 2007 Form 10-KSB,  as well as with an understanding of our short operating history.

Discussion of Forward-Looking Statements

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

General

First Century Bancorp. (the “Company”) opened for business through its banking subsidiary, First Century Bank, National Association (the “Bank”), on March 25, 2002.

The following discussion describes our results of operations for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 and also analyzes our financial condition as of the same periods.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements.  Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2007 included in the Company’s 2007 Form 10-KSB.  Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes.  We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any).  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.

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

Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the “Provision and Allowance for Loan Losses” section below.

Income Taxes

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

Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carry-forward periods.  We then establish a valuation allowance to reduce the deferred tax asset to the level that it is “more likely than not” that we will realize the tax benefit.

Formal Agreement

On August 18, 2004, the Bank entered a formal written agreement with the OCC, which set forth a series of actions necessary to correct identified weaknesses. On February 5, 2008 the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operation did not require the continued existence of the agreement, and the OCC terminated the formal agreement.

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
•    Total Capital at least equal to 12% of risk-
  weighted assets; and
•    Tier 1 Capital at least equal to 8% of adjusted
  total assets.

In Compliance.  At the end of April 2007, the Bank achieved and has since maintained Total Capital at least equal to 12% of risk-weighted assets and Tier 1 Capital at least equal to 9% of adjusted total assets.

By March 31, 2005, achieve and maintain the following capital ratios:
•    Total Capital at least equal to 14% of risk-
  weighted assets; and
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

In Compliance. The Bank has entered into a one time service agreement with Professional Bank Services (“PBS”) of Louisville, Kentucky to perform the 2007 periodic credit review examination. The review was completed in August 2007.

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

On February 5, 2008 the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operation did not require the continued existence of the agreement, and the OCC terminated the formal agreement.

Results of Operations

Three Months Ended March 31, 2008 and 2007

A net loss of $611,957 was incurred for the first three months of 2008 as compared to a net loss of $265,136 for the same period in 2007 resulting in an increase of $346,821 or 131%.  The net loss for the three months ended March 31, 2008 was also down by $130,031 or 18% from the $741,988 net loss incurred during the fourth quarter of 2007.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses.  Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income after provision for loan losses declined $87,940 or 42% to $119,498 for the quarter ended March 31, 2008 compared to $207,438 for the quarter ended March 31, 2007.  This decrease was due to a lower volume of loan demand during the last twelve months.  In addition, this decrease is part of an ongoing effort by management to reduce classified and criticized loans by payoff or by their exit from the Bank.  This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

Provision for Loan Losses

The provision for loan losses for the quarters ended March 31, 2008 and March 31, 2007 was $0.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  The Bank continues to demonstrate improvement in the credit quality of the Bank’s loan portfolio and management’s efforts to identify and reduce criticized and classified loans.  The allowance for loan loss was $232,519 (1.29% of total gross loans) at March 31, 2008 compared to $360,865 (1.90% of total gross loans) at March 31, 2007 and $275,920 (1.43% of total gross loans) at December 31, 2007.  See “Provision and Allowance for Loan Losses” below for further discussion.

Non-interest Income and Expense

Total non-interest income for the quarter ended March 31, 2008 was $37,439 compared to $19,319 for the quarter ended March 31, 2007.  Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  The increase in non-interest income for the first quarter of 2008 compared to the first quarter 2007 was mostly due to an increase in fees earned on mortgage origination.

Non-interest expense for the first quarter of 2008 was $768,894 as compared to $491,893 for the same period in 2007.  Salaries and benefits, the largest component of non-interest expense, was $388,383 for the quarter ended March 31, 2008, compared to $257,672 for the same period a year ago.  Total salary and benefits expense has increased due to the hiring of personnel at the bank’s mortgage division, CenturyPoint Mortgage.

Occupancy and equipment expense totaled $114,457 for the quarter ended March 31, 2008 compared to $85,932 for the same period a year ago.  Total occupancy expense for the first quarter of 2008 was higher than the quarter ended March 31, 2007 because of the additional assets and depreciation expense incurred on furniture, fixtures, and equipment due to the addition of CenturyPoint Mortgage.  CenturyPoint Mortgage has leased 3477 square feet of space at 1455 Lincoln Parkway, Suite 250 Atlanta, Georgia for two years at $5,070.25 per month.  Professional fees totaled $100,212 for the quarter ended March 31, 2008, compared to $46,364 for the quarter ended March 31, 2007.  The $53,848 increase was primarily due to outside service fees.

Other non-interest expense for the first quarter of 2008 was $165,842 versus $101,925 for the first quarter of 2007.  This increase of $63,917 was also due to additional costs incurred with the addition of CenturyPoint Mortgage.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  At March 31, 2008, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The allowance for loan losses was $232,519 and $275,920 as of March 31, 2008 and December 31, 2007, respectively.

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

Activity in the allowance for loan losses for the three months ended March 31, 2008 and the twelve months ended December 31, 2007 is summarized as follows:

	2008	2007

Beginning Balance	$275,920	$445,629
Provision Charged to Operations	-	115,199
Loan Charge-Offs	(52,964)	(335,175)
Loan Recoveries	9,563	50,267

Ending Balance	$232,519	$275,920

The following is a summary of risk elements in the loan portfolio at March 31, 2008 and at December 31, 2007:

	2008	2007

Loans on Nonaccrual	$744,404	$850,774
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	255,828	98,343

Total Nonperforming Assets	$1,000,232	$949,117

Total Nonperforming Assets as a Percentage of Gross Loans	5.56%	4.92%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $13,149 for the three months ended March 31, 2008 and totaled $34,151 for the twelve months ended December 31, 2007.

Financial Condition

Total assets decreased $2,085,002 or 5% from December 31, 2007 to March 31, 2008.  The sources of the decrease were in Federal Funds Sold, which decreased by $3,374,000 or 54% and gross loans which decreased $1,320,018 or 7% over the first three months of 2008.  Total deposits declined by $1,578,094 or 5% from December 31, 2007 to March 31, 2008 with $237,755 or 15% increase in non-interest bearing accounts (core deposits).  Total stockholders’ equity decreased from $3,493,688 at December 31, 2007 to $2,930,524 at March 31, 2008.  This decrease was attributable to the $611,957 net loss for the quarter ended March 31, 2008.

Loans

Gross loans totaled approximately $17,985,000 at March 31, 2008, a decrease of $1,320,000, or 7% since December 31, 2007.  This decrease was due to a lower volume of loan demand.  In addition, this reduction was part of an ongoing effort by management to reduce classified and criticized loans by payoff or by their exit from the Bank.  Balances within the major loans receivable categories as of March 31, 2008 and December 31, 2007 are as follows (amounts presented in thousands).

	March 31, 2008		December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$3,288	18%	$3,339	17%
Real estate - mortgage	13,106	73%	13,865	72%
Real estate - construction	79	1%	509	3%
Consumer	1,512	8%	1,592	8%
	$17,985	100%	$19,305	100%

Deposits

Total deposits as of March 31, 2008 and December 31, 2007 were approximately $29,428,000 and $31,006,000, respectively.  This decrease was due to the roll off of higher yielding deposits.

Balances within the major deposit categories as of March 31, 2008 and December 31, 2007 are as follows (amounts presented in thousands):

	March 31, 2008		December 31, 2007
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$1,804	N/A	$1,567	N/A
Interest-bearing demand deposits	888	2.66%	1,296	3.01%
Savings deposits	2,349	3.02%	1,185	1.24%
Time deposits	23,775	5.11%	26,152	5.16%
Time deposits over $100,000	612	5.16%	806	5.32%
	$29,428		$31,006

Capital Resources

Total shareholders’ equity decreased from $3,493,688 at December 31, 2007 to $2,930,524 at March 31, 2008.  This decrease was attributable to the $611,957 net loss for the quarter ended March 31, 2008.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet specific minimum levels of capital adequacy, which are expressed in the form of ratios.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 was amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, the Bank remains subject to capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at March 31, 2008:

Tier 1 Capital (to risk-weighted assets)	14.39%
Total Capital (to risk-weighted assets)	13.31%
Tier 1 Capital (to total average assets)	7.68%

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

Liquidity

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds.  To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs.  It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements.

As of March 31, 2008 the Bank has $6,105,484 in cash and cash equivalents as well as $7,759,498 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $2,000,000.  At March 31, 2008 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of March 31, 2008, the Bank had advances outstanding of $4,000,000.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2008:

Commitments to extend credit	$1,707,000
Stand-by letters of credit	$55,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive and Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, in particular the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Principal Executive and Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, our Principal Executive and Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level as of March 31, 2008.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/S/ FIRST CENTURY BANCORP.
(Registrant)

Date: May 15, 2008	By:	/S/ R. ALLEN SMITH
R. Allen Smith
Principal Executive Officer

Date: May 15, 2008	By:	/S/ SONDRA J. PERKINS
Sondra J. Perkins
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.