Form 10-Q
period 2008-06-30
FIRST CENTURY BANCORP.
filed 2008-08-20
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)	FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,732,458 shares of common stock, no par value per share, were issued and outstanding as of July 15, 2008

%

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2008	December 31,
	(Unaudited)	2007

Cash and Cash Equivalents
Cash and Due from Banks	$4,124,438	$2,111,446
Federal Funds Sold	8,913,000	6,238,000

Total Cash and Cash Equivalents	13,037,438	8,349,446

Investment Securities Available for Sale, at Fair Value	8,672,749	8,404,238

Other Investments	399,870	402,770

Loans Held for Sale	1,236,199	-

Loans	19,888,869	19,305,101
Allowance for Loan Losses	(189,635)	(275,920)

Loans, Net	19,699,234	19,029,181

Premises and Equipment	2,225,367	2,122,763

Other Real Estate	183,600	98,343

Other Assets	466,083	244,721

Total Assets	$45,920,540	$38,651,462

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2008	December 31,
	(Unaudited)	2007

Deposits
Non-interest-Bearing	$2,754,364	$1,566,488
Interest-Bearing	36,790,814	29,439,470

Total Deposits	39,545,178	31,005,958

Borrowings	4,000,000	4,000,000

Other Liabilities	484,222	151,816

Total Liabilities	44,029,400	35,157,774

Shareholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares Authorized; 75,000 Shares Issued and Outstanding	750,000	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 1,732,458 Shares Issued and Outstanding	10,312,466	10,311,206
Accumulated Deficit	(9,142,566)	(7,559,873)
Accumulated Other Comprehensive (Loss)	(28,760)	(7,645)

Total Shareholders’ Equity	1,891,140	3,493,688

Total Liabilities and Shareholders’ Equity	$45,920,540	$38,651,462

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Interest Income
Loans, Including Fees	$382,002	$407,454	$740,425	$848,213
Investments	126,791	106,859	214,048	206,570
Interest Bearing Deposits	12,438	4,808	33,427	11,383
Federal Funds Sold	24,254	30,915	68,300	55,676

Total Interest Income	545,485	550,036	1,056,200	1,121,842

Interest Expense
Deposits	317,513	305,922	666,838	643,065
Federal Funds Purchased	-	3,190	-	3,190
Borrowings	29,410	24,382	71,302	51,607

Total Interest Expense	346,923	333,494	738,140	697,862

Net Interest Income	198,562	216,542	318,060	423,980

Provision for Loan Losses	244,923	-	244,923	-

Net Interest Income (Loss) After Provision for Loan Losses	(46,361)	216,542	73,137	423,980

Non-interest Income
Service Charges and Fees on Deposits	5,893	11,740	11,650	25,954
Gain on Sale or Call of Investment Securities	-	-	3,507	-
Mortgage Origination and Processing Fees	158,022	-	178,419	-
Other	7,897	3,985	15,675	9,090

Total Non-interest Income	171,812	15,725	209,251	35,044

Non-interest Expense
Salaries and Employee Benefits	553,541	258,310	941,924	515,982
Occupancy and Equipment	135,499	87,349	249,956	173,281
Professional Fees	108,035	114,843	208,247	161,207
Other	299,112	121,031	464,954	222,956

Total Non-interest Expense	1,096,187	581,533	1,865,081	1,073,426

Loss Before Income Taxes	(970,736)	(349,266)	(1,582,693)	(614,402)

Provision for Income Taxes	-	-	-	-

Net Loss	$(970,736)	$(349,266)	$(1,582,693)	$(614,402)

Basic Loss Per Share	$(.56)	$(.22)	$(.91)	$(.48)

Weighted Average Shares Outstanding	1,732,458	1,562,206	1,732,458	1,270,823

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Net Loss	$(970,736)	$(349,266)	$(1,582,693)	$(614,402)

Other Comprehensive Loss, Net of Tax
Gain (Loss) on Securities Arising During the Quarter	(69,278)	(54,899)	(24,622)	5,566
Reclassification Adjustment	-	-	3,507	-

Unrealized Gain (Loss) on Securities	(69,278)	(54,899)	(21,115)	5,566

Comprehensive Loss	$(1,040,014)	$(404,165)	$(1,603,808)	$(608,836)

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net Loss	$(1,582,693)	$(614,402)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation, Amortization and Accretion	87,296	89,486
Loss on Sale of Other Real Estate	-	3,778
Provision for Loan Losses	244,923	-
Gains on Investment Securities	(3,507)	-
Stock Compensation Expense	1,260	14,940
Change In
Loans Held for Sale	(1,236,199)	-
Other Assets	(230,304)	(1,367)
Other Liabilities	332,406	35,946

Net Cash Used by Operating Activities	(2,386,818)	(471,619)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(4,838,593)	(971,061)
Purchases of Other Investments	(13,650)	-
Proceeds from Sale of Other Investments	16,550	29,300
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	4,552,440	1,105,077
Net Change in Loans	(1,000,233)	1,567,691
Proceeds from the Sale of Other Real Estate	-	62,453
Purchases of Premises and Equipment	(180,924)	(7,109)

Net Cash Provided (used) by Investing Activities	(1,464,410)	1,786,351

Cash Flows from Financing Activities
Net Change in Deposits	8,539,220	(4,964,441)
Proceeds from Borrowings	-	3,000,000
Proceeds from the Issuance of Common Stock, net	-	1,879,107
Redemption of Preferred Stock	-	(350,000)

Net Cash Provided (Used) by Financing Activities	8,539,220	(435,334)

Net Increase in Cash and Cash Equivalents	4,687,992	879,398

Cash and Cash Equivalents, Beginning	8,349,446	1,337,476

Cash and Cash Equivalents, Ending	$13,037,438	$2,216,874

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

First Century Bancorp. (the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Century Bank, National Association (the “Bank”), which operates in the Gainesville, Georgia area.  The Company opened two loan production/deposit productions offices (LP/DP) in south Hall County and in Oconee-Clarke County during the second quarter to expand our geographic footprint to encompass key locations in the northern Georgia market.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of June 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Form 10-KSB.

As reported in the accompanying consolidated financial statements, the Company has incurred a net loss of $970,736 and $1,582,693 for the three and six months ended June 30, 2008 respectively, and has an accumulated deficit of $9,142,566 as of June 30, 2008.  These conditions create an uncertainty about the Company’s ability to continue as a going concern.  Management of the Company has developed a capital plan to maintain minimum capital levels equal to or above those determined by regulatory authorities through the issuance of additional common stock in a private placement offering.  The ability of the Company to continue as a going concern is dependent on the success of the capital plan.  The unaudited financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – STOCK COMPENSATION PLANS

The Company granted a total of 398,000 options to new employees during the quarter ended June 30, 2008.  These options have an exercise price of $2.00 per share, vest over a five year period and terminate ten years after the date of grant.  Total unrecognized compensation cost related to non-vested options granted as of June 30, 2008 was $290,436, and is expected to be expensed ratably over the remaining vesting periods of the stock options.   No options were granted during the six months ended June 30, 2007.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 29 percent, risk-free interest rate of 3.98 percent, dividend yield of 0 percent, and expected life of 6.50 years using the “simplified method” described in SEC Staff Accounting Bulletin No. 110.

NOTE 4 – NET LOSS PER SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2008 and 2007 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE 5 - LOANS

Activity in the allowance for loan losses for the six months ended June 30, 2008 and the twelve months ended December 31, 2007 is summarized as follows:

	2008	2007

Beginning Balance	$275,920	$445,629
Provision Charged to Operations	244,923	115,199
Loan Charge-Offs	(358,785)	(335,175)
Loan Recoveries	27,577	50,267

Ending Balance	$189,635	$275,920

The following is a summary of risk elements in the loan portfolio at June 30, 2008 and at December 31, 2007:

	2008	2007

Loans on Nonaccrual	$374,859	$850,774
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	183,600	98,343

Total Nonperforming Assets	$558,459	$949,117

Total Nonperforming Assets as a Percentage of Gross Loans	2.80%	4.92%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $15,629 for the six months ended June 30, 2008 and totaled $34,151 for the twelve months ended December 31, 2007.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of June 30, 2008 and December 31, 2007 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of June 30, 2008 are as follows:

Tier 1 Capital (to risk-weighted assets)	7.91%
Total Capital (to risk-weighted assets)	8.69%
Tier 1 Capital (to total average assets)	4.95%

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

NOTE 8 – FAIR VALUE DISCLOSURES

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectablility of the loan is confirmed.  During the 2008 second quarter, certain impaired loans were partially charged off or re-evaluated resulting in a remaining balance for these loans, net of specific allowance, of $397,348 as of June 30, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discount cash flow analysis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The following discussion describes our results of operations for the three months and six months ended June 30, 2008 as compared to the same periods ended June 30, 2007 and also analyzes our financial condition at June 30, 2008 compared to December 31, 2007.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Termination of Formal Agreement

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

Results of Operations

Three and Six Months Ended June 30, 2008 and 2007

The net loss for the three months ended June 30, 2008 of $970,736 increased $621,470 or 178%, from $349,266 in the second quarter of 2007.  A net loss of $1,582,693 was incurred for the first six months of 2008 as compared to a net loss of $614,402 for the same period in 2007 resulting in an increase of $968,291 or 158%.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses.  Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income after provision for loan losses declined $350,843 to $73,173 for the six months ended June 30, 2008 compared to $423,980 for the same period in 2007.  Net interest income after provision for loan losses declined $262,903, or 121% to $(46,361) for the quarter ended June 30, 2008 compared to $216,542 for the quarter ended June 30, 2007.  This decrease was due to a lower volume of loan demand during the last twelve months, a large provision for loan losses, and is part of an ongoing effort by management to reduce classified and criticized loans by payoff or by their exit from the Bank.  This decrease was also due to interest foregone on classified loans being placed in a non-earning status.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2008 was $244,923 compared to $0 for the same period in 2007.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  The Bank continues to demonstrate improvement in the credit quality of the Bank’s loan portfolio and management’s efforts to identify and reduce criticized and classified loans.  The allowance for loan loss was $189,635 (.95% of total gross loans) at June 30, 2008 compared to $293,726 (1.58% of total gross loans) at June 30, 2007 and $275,920 (1.43% of total gross loans) at December 31, 2007.  See “Provision and Allowance for Loan Losses” below for further discussion.

Non-interest Income and Expense

The Bank has experienced significant growth in the first six months of 2008 due to several initiatives established and implemented during the time period, including the opening of Century Point Mortgage, a division of First Century Bank, and two Loan Production offices in Oakwood, Georgia and Athens, Georgia.  All these divisions were initiated due to favorable market conditions and the Bank’s ability to attract and hire experienced Bankers to lead these new divisions.

Non-interest income reported below includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  Total non-interest income for the quarter ended June 30, 2008 grew to $171,812 compared to $15,725 for the quarter ended June 30, 2007.  For the six months ending June 30, 2008 income grew to $209,251 compared to $35,044 for the same six months ending June 30, 2007, an increase of $174,207, or 497%.  The increase in non-interest income for the first six months of 2008 was primarily due to an increase in fees earned on mortgage origination, due to the establishment of the mortgage division near the end of 2007.

In furtherance of the growth initiatives the Bank hired a team of talented individuals in the Bank’s respective markets based on mergers and acquisitions occurring within the banking industry in the spring of 2008.  The Bank has hired four (4) Divisional Presidents, six (6) key lending personnel, and seven (7) Mortgage origination/support staff since June 30, 2007.  The salary and benefit expense of this additional staff hired to drive our growth initiatives constitute the majority of the increase of the non-interest expense from 2007 to 2008.  Total non-interest expense for the quarter ended June 30, 2008 was $1,096,187 as compared to $581,533 for the quarter ended June 30, 2007.  For the six months ending June 30, 2008 the non-interest expense was $1,865,081 as compared to $1,073,426 for the six months ended June 30, 2007, an increase of $791,655 or 74%.  Salaries and benefits, the largest component of non-interest expense, was $941,924 for the first six months ended June 30, 2008 compared to $515,982 for the same period a year ago.

The Bank’s growth initiative has included the opening of three strategic locations in the first six months of 2008.  Total occupancy and equipment expense was $135,499 for the quarter ended June 30, 2008 compared to $87,349 for the same period a year ago and totaled $249,956 for the first six months ended June 30, 2008 compared to $173,281 for the same period in 2007.  Total occupancy expense for the second quarter of 2008 was higher than the second quarter of 2007 due to the addition of the online mortgage division and the two LP/DP offices.  Telephone expense and office supply expense also increased during the respective time periods due to the establishment of these new locations. The specifics of each location are detailed as follows.

In February 2008 the Bank opened an online mortgage division in Atlanta doing business as Century Point Mortgage. The online mortgage division leased 3,477 square feet of space at 1455 Lincoln Parkway, Suite 250, Atlanta, Georgia.  The portion of the increase in occupancy expense attributable to the online mortgage division was $38,857 for the six month period ended June 30, 2008.

In May 2008 the Bank opened an Oakwood LP/DP office in south Hall County, Georgia.  The Bank has leased 1,800 square feet of space at 3715 Mundy Mill Road, Suite A, Oakwood, Georgia for twelve months at $2,175 per month. The portion of the increase in occupancy expense attributable to the Oakwood LP/DP was $14,247 for the six month period ended June 30, 2008.

In June 2008 the Bank opened an Athens LP/DP office in Oconee-Clarke County.  The Bank has leased 1,600 square feet of space at 1551 Jennings Mill Road, Suite 1600A, Bogart, Georgia for twelve months at $1,100 per month.  The portion of the increase in occupancy expense attributable to the Athens LP/DP was $1,224 for the six month period ended June 30, 2008.

Professional fees totaled $108,035 for the quarter ended June 30, 2008, compared to $114,843 for the quarter ended June 30, 2007 and totaled $208,247 for the first six months of 2008 compared to $161,207 for the first six months of 2007.  The $47,040 increase was due to several initiatives including consulting fees related to the creation and development of the Century Point Mortgage website, network support and security protection for the new offices, and legal and accounting fees related to the timing of annual filings.

Marketing expense totaled $72,045 for the quarter ended June 30, 2008, compared to $14,265 for the quarter ended June 30, 2007 and totaled $103,798 for the six month period ended June 30, 2008 compared to $22,775 for the same period in 2007.  The increase in marketing expense was primarily attributable to Century Point Mortgage internet advertising.  A significant portion of this division’s business model is to generate leads through the employment of internet based rate tables and search engines.

The Bank has entered into a Data Processing contract to move its processing from Fidelity to Providence, the internal data processing system provided by First Covenant Bank.  This change will enable First Century to decrease its costs and increase its flexibility in data processing.  Data processing expense totaled $75,893 for the quarter ended June 30, 2008 compared to $33,440 for the quarter ended June 30, 2007 and totaled $110,672 for the period ended June 30, 2008 compared to $66,057 for the same period in 2007.  The increase was primarily due to a contract termination fee of $41,662 assessed by the Fidelity Information Systems, the Bank’s current data processing host.

Other loan related expenses totaled $44,314 for the quarter ended June 30, 2008, compared to $12,163 for the quarter ended June 30, 20007 and totaled $58,903 for the six month period ended June 30, 2008 compared to $17,217 for the same period in 2007.  The increase is primarily related to higher collection expenses and maintaining and selling foreclosed properties owned by the Bank.

The following table shows the components of noninterest expense for the three months and six months ended June 30, 2008 and 2007:

(Dollars in thousands)(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Salaries and employee benefits	$553,541	$258,310	$941,924	$515,982
Occupancy expenses	135,499	87,349	249,956	173,281
Professional fees	108,035	114,843	208,247	161,207
Marketing	72,045	14,265	103,798	22,775
Business Development	4,116	3,649	6,119	5,345
Data Processing	75,893	33,440	110,672	66,057
Telephone	17,125	6,669	29,923	13,395
Postage/Freight	6,365	3,855	12,251	6,969
Courier	4,247	4,062	8,200	7,766
Insurance, Tax & Assessment	31,865	22,510	67,079	45,582
Office Supplies	21,622	7,698	35,602	13,154
Travel and Training	4,469	1,778	5,616	2,658
Other Loan Related Expense	44,314	12,163	58,903	17,217
Other	17,051	10,942	26,791	22,038

Total noninterest expense	1,096,187	581,533	1,865,081	1,073,426

The following table shows the components of noninterest expense incurred for six months ended June 30, 2008 attributable to the growth of the Company:

					New Branches Opened in 2008
	June, 30 2007	June 30, 2008	Increase / (Decrease)	Bank & Parent Increase / (Decrease)	Oakwood	Athens	Century Point	SBA	Consolidated

Salaries and employee benefits	$515,982	$941,924	$425,942	$62,047	$86,904	$21,074	$248,035	$7,882	$363,895
Occupancy expenses	173,281	249,956	76,675	(5,949)	14,247	1,224	38,857	28,296	$82,624
Professional fees	161,207	208,247	47,040	23,861	5,468	-	16,800	911	$23,179
Marketing	22,775	103,798	81,023	(4,676)	-	-	85,699	-	$85,699
Business Development	5,345	6,119	774	(1,724)	62	-	2,248	188	$2,498
Data Processing	66,057	110,672	44,615	44,615	-	-	-	-	-
Telephone	13,395	29,923	16,528	814	1,736	-	6,374	7,604	$15,714
Postage/Freight	6,969	12,251	5,282	1,792	57	-	3,307	126	$3,490
Courier	7,766	8,200	434	434	-	-	-	-	-
Insurance, Tax & Assessment	45,582	67,079	21,497	19,512	-	-	1,233	752	$1,985
Office Supplies	13,154	35,602	22,448	15,001	932	102	3,800	2,613	$7,447
Travel and Training	2,658	5,616	2,958	1,222	383	238	1,115	-	$1,736
Other Loan Related Expense	17,217	58,903	41,686	33,681	461	-	7,517	27	$8,005
Other	22,038	26,791	4,753	(2,343)	193	-	2,953	3,950	$7,096

Total noninterest expense	$1,073,426	$1,865,081	$791,655	$188,287	$110,443	$22,638	$417,938	$52,349	$603,368

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  At June 30, 2008, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The allowance for loan losses was $189,635 and $275,920 as of June 30, 2008 and December 31, 2007, respectively.

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

Activity in the allowance for loan losses for the six months ended June 30, 2008 and the twelve months ended December 31, 2007 is summarized as follows:

	2008	2007

Beginning Balance	$275,920	$445,629
Provision Charged to Operations	244,923	115,199
Loan Charge-Offs	(358,785)	(335,175)
Loan Recoveries	27,577	50,267
Ending Balance	$189,635	$275,920

The following is a summary of risk elements in the loan portfolio at June 30, 2008 and at December 31, 2007:

	2008	2007

Loans on Nonaccrual	$374,859	$850,774
Loans Past Due 90 Days and Still Accruing	-	-
Other Real Estate Owned and Repossessions	183,600	98,343

Total Nonperforming Assets	$558,459	$949,117

Total Nonperforming Assets as a Percentage of Gross Loans	2.80%	4.92%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $15,629 for the six months ended June 30, 2008 and totaled $34,151 for the twelve months ended December 31, 2007.

Financial Condition

Total assets increased $7,269,078, or 19%, from December 31, 2007 to June 30, 2008.  The sources of the increase were in Cash and Due from Banks and Federal Funds Sold, which increased by $2,012,992, or 95%, and $2,675,000, or 43%, respectively.  Gross loans increased $583,768, or 3%, over the first six months of 2008.  Total deposits increased by $8,539,220, or 28%, from December 31, 2007 to June 30, 2008 with a $1,187,876, or 76%, increase in non-interest bearing accounts (core deposits).  Total shareholders’ equity decreased from $3,493,688 at December 31, 2007 to $1,891,140 at June 30, 2008.  This decrease primarily was attributable to the $1,582,693 net loss for the six months ended June 30, 2008.

Loans

Gross loans totaled approximately $19,888,869 at June 30, 2008, an increase of $583,768, or 3% since December 31, 2007.  This increase was due to the addition in LP/DP offices in Oakwood and Athens loan production.  Balances within the major loans receivable categories as of June 30, 2008 and December 31, 2007 are as follows (amounts presented in thousands).

	June 30, 2008		December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$7,595	38%	$3,339	17%
Real estate - mortgage	7,790	39%	13,865	72%
Real estate - construction	2,871	14%	509	3%
Consumer	1,633	9%	1,592	8%
	$19,889	100%	$19,305	100%

Deposits

Total deposits as of June 30, 2008 and December 31, 2007 were approximately $39,545,000 and $31,006,000, respectively.  This increase was primarily due to the purchase of approximately $8,173,000 of brokered deposits.

Balances within the major deposit categories as of June 30, 2008 and December 31, 2007 are as follows (amounts presented in thousands):

	June 30, 2008		December 31, 2007
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$2,754	N/A	$1,567	N/A
Interest-bearing demand deposits	1,060	2.45%	1,296	3.01%
Savings deposits	3,923	2.86%	1,185	1.24%
Time deposits	28,949	5.00%	26,152	5.16%
Time deposits over $100,000	2,859	1.64%	806	5.32%
	$39,545		$31,006

Capital Resources

Total shareholders’ equity decreased from $3,493,688 at December 31, 2007 to $1,891,140 at June 30, 2008.  This decrease was primarily attributable to the $1,582,693 net loss for the six months ended June 30, 2008.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at June 30, 2008:

Tier 1 Capital (to risk-weighted assets)	7.91%
Total Capital (to risk-weighted assets)	8.69%
Tier 1 Capital (to total average assets)	4.95%

We are pursuing a private offering of shares of our common stock, no par value per share to qualified institutional buyers and “accredited investors” (as such terms is defined under Rule 501(a) of the Securities Act of 1933, as amended (the “Act”).  The net proceeds of the offering are expected to be up to approximately $23,450,000.  We anticipate using the net proceeds for working capital purposes, including the possible redemption of preferred stock.  We have not entered into any definitive agreement with potential investors with respect to the offering of common stock.  There is no minimum number of shares which must be sold in order for us to accept subscriptions in the offering, and no assurance can be given as to whether, or on what terms we will be able to consummate the proposed offering.  The common stock to be sold in the offering has not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

As of June 30, 2008 the Bank has $13,037,438 in cash and cash equivalents as well as $8,672,749 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $2,000,000.  At June 30, 2008 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of June 30, 2008, the Bank had advances outstanding of $4,000,000.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2008:

Commitments to extend credit	$3,059,000
Stand-by letters of credit	$105,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On May 19, 2008, Fairfield Financial Services, Inc. (“Fairfield”) filed a complaint against Plant A Seed, L.L.C., Mark L. Jennings, Zach W. McLeroy, Stephen C. Rogers, James R. Finerty and Starke V. Hudson in the Superior Court of Gwinnett County, Georgia.  Fairfield alleges claims of breach of contract under the notes and guaranties related to two real estate loans made to Plant A Seed, L.L.C.   The aggregate amount of the loans made to Plant A Seed, L.L.C. was approximately $27,000,000.  The Bank participated in the loans and as of June 30, 2008, the current balance of the Bank’s portion of such loans was approximately $375,000.  Fairfield is currently pursuing the claims on behalf of the lenders.

We are not a party to any other material legal proceedings, nor are there any other material proceedings known to us to be contemplated by any governmental authority.  Additionally, we are not aware of any material proceedings, pending or contemplated, in which any of our directors, officers or affiliates, or any principal security holder or any associate of any of the foregoing, is a party or has an interest adverse to us.

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

/S/ FIRST CENTURY BANCORP.
(Registrant)

Date: August 20, 2008	By:	/S/ R. WILLIAM R. BLANTON
William R. Blanton
Principal Executive Officer

Date: August 20, 2008	By:	/S/ SONDRA J. PERKINS
Sondra J. Perkins
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.