Form 10-Q
period 2008-09-30
FIRST CENTURY BANCORP.
filed 2008-11-19
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

(770) 297-8060

(Registrant’s telephone number, including area code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 2,674,126 shares of common stock, no par value per share, were issued and outstanding as of November 19, 2008.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$1,280,613	$2,111,446
Federal Funds Sold	1,106,000	6,238,000

Total Cash and Cash Equivalents	2,386,613	8,349,446

Investment Securities Available for Sale, at Fair Value	8,760,633	8,404,238

Other Investments	399,870	402,770

Loans Held for Sale	2,035,020	—

Loans	32,887,144	19,305,101
Allowance for Loan Losses	(370,416)	(275,920)

Loans, Net	32,516,728	19,029,181

Premises and Equipment	2,444,626	2,122,763

Other Real Estate	—	98,343

Other Assets	375,470	244,721

Total Assets	$48,918,959	$38,651,462

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2008	2007
	(Unaudited)

Deposits
Non-interest-Bearing	$3,297,094	$1,566,488
Interest-Bearing	39,602,477	29,439,470

Total Deposits	42,899,571	31,005,958

Borrowings	2,000,000	4,000,000

Other Liabilities	41,668	151,816

Total Liabilities	45,321,239	35,157,774

Shareholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares Authorized; 75,000 Shares Issued and Outstanding	750,000	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 2,674,126 and 1,732,458 Shares Issued and Outstanding in 2008 and 2007, Respectively	13,151,379	10,311,206
Accumulated Deficit	(10,114,792)	(7,559,873)
Accumulated Other Comprehensive Gain (Loss)	(188,867)	(7,645)

Total Shareholders’ Equity	3,597,720	3,493,688

Total Liabilities and Shareholders’ Equity	$48,918,959	$38,651,462

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Interest Income
Loans, Including Fees	$418,795	$419,734	$1,159,220	$1,267,947
Investments	132,268	91,194	346,316	297,764
Interest Bearing Deposits	5,731	3,712	39,158	15,095
Federal Funds Sold	28,361	25,945	96,661	81,621

Total Interest Income	585,155	540,585	1,641,355	1,662,427

Interest Expense
Deposits	400,021	301,648	1,066,859	944,713
Federal Funds Purchased	—	5,949	—	9,139
Borrowings	16,031	40,226	87,333	91,833

Total Interest Expense	416,052	347,823	1,154,192	1,045,685

Net Interest Income	169,103	192,762	487,163	616,742

Provision for Loan Losses	164,668	12,185	409,591	12,185

Net Interest Income (Loss) After Provision for Loan Losses	4,435	180,577	77,572	604,557

Non-interest Income
Service Charges and Fees on Deposits	28,255	9,710	39,905	35,664
Gain on Sale or Call of Investment Securities	—	—	3,507	—
Mortgage Origination and Processing Fees	175,933	—	354,352	—
Other	(9,241)	3,595	6,434	12,685

Total Non-interest Income	194,947	13,305	404,198	48,349

Non-interest Expense
Salaries and Employee Benefits	440,007	287,104	1,381,931	803,086
Occupancy and Equipment	150,869	83,444	400,825	256,725
Professional Fees	55,373	21,094	164,885	137,776
Other	525,360	191,877	1,089,049	459,358

Total Non-interest Expense	1,171,609	583,519	3,036,690	1,656,945

Loss Before Income Taxes	(972,227)	(389,637)	(2,554,920)	(1,004,039)

Provision for Income Taxes	—	—	—	—

Net Loss	$(972,227)	$(389,637)	$(2,554,920)	$(1,004,039)

Basic Loss Per Share	$(.46)	$(.22)	$(1.38)	$(.70)

Weighted Average Shares Outstanding	2,100,357	1,731,844	1,855,986	1,426,185

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

Net Loss	$(972,227)	$(389,637)	$(2,554,920)	$(1,004,039)

Other Comprehensive Loss, Net of Tax
Gain (Loss) on Securities Arising During the Quarter	(160,107)	93,071	(184,729)	87,505
Reclassification Adjustment	—	—	3,507	—

Unrealized Gain (Loss) on Securities	(160,107)	93,071	(181,222)	87,505

Comprehensive Loss	$(1,132,334)	$(296,566)	$(2,736,142)	$(916,534)

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net Loss	$(2,554,920)	$(1,004,039)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation, Amortization and Accretion	140,402	128,330
(Gain) Loss on Sale of Other Real Estate	24,832	(1,222)
Provision for Loan Losses	409,591	12,185
Gains on Investment Securities	(3,506)	—
Stock Compensation Expense	16,476	21,570
Change In
Loans Held for Sale	(2,035,020)	—
Other Assets	(130,747)	9,100
Other Liabilities	269,851	924,853

Net Cash Used by Operating Activities	(3,863,042)	(509,223)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(5,406,593)	(971,061)
Purchases of Other Investments	(13,650)	(119,150)
Proceeds from Sale of Other Investments	16,550	29,300
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	4,879,576	1,486,083
Net Change in Loans	(13,982,395)	981,421
Proceeds from the Sale of Other Real Estate and Repossessions	158,768	82,453
Purchases of Premises and Equipment	(469,358)	(56,536)

Net Cash Provided (Used) by Investing Activities	(14,817,102)	1,432,510

Cash Flows from Financing Activities
Net Change in Deposits	11,893,613	(1,093,173)
Proceeds from Borrowings	—	2,000,000
Repayment of Borrowings	(2,000,000)	—
Proceeds from the Issuance of Common Stock, net	2,823,697	1,881,109
Redemption of Preferred Stock	—	(350,000)

Net Cash Provided by Financing Activities	12,717,310	2,437,936

Net Increase (Decrease) in Cash and Cash Equivalents	(5,962,833)	3,361,223

Cash and Cash Equivalents, Beginning	8,349,446	1,337,476

Cash and Cash Equivalents, Ending	$2,386,613	$4,698,699

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

First Century Bancorp. (the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Century Bank, National Association (the “Bank”), which operates in the Gainesville, Georgia area.  The Company opened two loan production/deposit productions offices (LP/DP) in south Hall County and in Oconee-Clarke County during the second quarter to expand the Bank’s geographic footprint to encompass key locations in the northern Georgia market.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of September 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Form 10-KSB.

As reported in the accompanying consolidated financial statements, the Company has incurred a net loss of $972,227 and $2,554,920 for the three and nine months ended September 30, 2008 respectively, and has an accumulated deficit of $10,114,792 as of September 30, 2008.  These conditions create an uncertainty about the Company’s ability to continue as a going concern.  Management of the Company has developed a capital plan to maintain minimum capital levels equal to or above those determined by regulatory authorities through the issuance of additional common stock in a private placement offering.  During the third quarter, the Company received proceeds of $2,825,004 from the sale of 941,668 shares in the offering.  The ability of the Company to continue as a going concern is dependent on the success of the capital plan.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – STOCK COMPENSATION PLANS

The Company granted a total of 398,000 options to new employees during the quarter ended June 30, 2008.  These options have an exercise price of $2.00 per share, vest over a five year period and terminate ten years after the date of grant.  Total unrecognized compensation cost related to non-vested options granted as of September 30, 2008 was $273,141, and is expected to be expensed ratably over the remaining vesting periods of the stock options.   No options were granted during the nine months ended September 30, 2007.

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

NOTE 5 - LOANS

Gross loans totaled approximately $32,887,144 at September 30, 2008, an increase of $13,582,043, or 70%, since December 31, 2007.  This increase was due to the addition of LP/DP offices in Oakwood and Athens.  Balances within the major loans receivable categories as of September 30, 2008 and December 31, 2007 are as follows (amounts presented in thousands).

	September 30, 2008		December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction, land development and other land loans	$3,434	11%	$6,865	36%
Secured by 1-4 family residential properties	10,666	32%	6,896	36%
Other loans secured by RE	1,639	5%	263	1%
Commercial RE-non owner occupied	3,705	11%	247	1%
Commercial RE-owner occupied	7,696	23%	1,466	8%
Commercial and Industrial	3,864	12%	1,953	10%
Consumer	1,883	6%	1,615	8%

Total Loans, Gross	$32,887	100%	$19,305	100%

Activity in the allowance for loan losses for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007 is summarized as follows:

\	2008	2007

Beginning Balance	$275,920	$445,629
Provision Charged to Operations	409,591	115,199
Loan Charge-Offs	(359,393)	(335,175)
Loan Recoveries	44,298	50,267

Ending Balance	$370,416	$275,920

The following is a summary of risk elements in the loan portfolio at September 30, 2008 and at December 31, 2007:

	2008	2007

Loans on Nonaccrual	$916,165	$850,774
Loans Past Due 90 Days and Still Accruing	103,913	—
Other Real Estate Owned and Repossessions	0	98,343

Total Nonperforming Assets	$1,020,078	$949,117

Total Nonperforming Assets as a Percentage of Gross Loans	3.10%	4.92%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $24,347 for the nine months ended September 30, 2008 and totaled $34,151 for the twelve months ended December 31, 2007.

NOTE 6 – SHAREHOLDERS’ EQUITY

In July 2008 the Company commenced a private offering of shares of its common stock to a limited number of accredited investors.  The Company anticipates using the net proceeds for working capital purposes, including the possible redemption of preferred stock.  There is no minimum number of shares which must be sold in order for the Company to accept subscriptions in the offering, and no assurance can be given as to whether, or on what terms we will be able to consummate the proposed offering.  During the third quarter, we had received proceeds of $2,825,004 from the sale of 941,668 shares in the offering.  The common stock to be sold in the offering has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of September 30, 2008 and December 31, 2007 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE 8 – REGULATORY MATTERS

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

The Bank’s actual ratios as of September 30, 2008 are as follows:

Tier 1 Capital (to risk-weighted assets)	10.06%
Total Capital (to risk-weighted assets)	11.07%
Tier 1 Capital (to total average assets)	8.30%

NOTE 9 – FAIR VALUE DISCLOSURES

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectablility of the loan is confirmed.   During the 2008 third quarter, certain impaired loans were partially charged off or re-evaluated resulting in a remaining balance for these loans, net of specific allowance, of $755,759 as of September 30, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discount cash flow analysis.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three months and nine months ended September 30, 2008 as compared to the same periods ended September 30, 2007 and also analyzes our financial condition at September 30, 2008 compared to December 31, 2007.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  We are evaluating whether to file an application to participate in the Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the “Provision and Allowance for Loan Losses” section below.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 and 2007

The net loss for the three months ended September 30, 2008 of $972,227 increased $582,590, or 150%, from $389,637 in the third quarter of 2007.  A net loss of $2,554,920 was incurred for the first nine months of 2008 as compared to a net loss of $1,004,039 for the same period in 2007, resulting in an increase of $1,550,881, or 154%.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses.  Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income after provision for loan losses declined $526,986 to $77,571 for the nine months ended September 30, 2008, compared to $604,557 for the same period in 2007.  Net interest income after provision for loan losses declined $176,143, or 98%, to $4,434 for the quarter ended September 30, 2008, compared to $180,577 for the quarter ended September 30, 2007.  The decrease was due to larger provision for loan losses in 2008, and reflects ongoing efforts by management to reduce classified and criticized loans by payoff or by their exit from the Bank.  Although loans have grown in the later part of the third quarter by approximately $12,723,000 due to lending efforts of the new LP/DP offices, a full quarter’s recognition of the net interest margin on those loans will not be reflected until next quarter’s results of operations.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2008 was $164,668 compared to $12,185 for the same period in 2007.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  We believe our efforts to identify and reduce criticized and classified loans has resulted in an improvement in the overall credit quality of the Bank’s loan portfolio.  The allowance for loan loss was $370,416 (1.13% of total gross loans) at September 30, 2008, compared to $301,738 (1.58% of total gross loans) at September 30, 2007, and $275,920 (1.43% of total gross loans) at December 31, 2007.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.  See “Provision and Allowance for Loan Losses” below for further discussion.

Non-interest Income and Expense

The Bank has experienced significant growth in the first nine months of 2008 due to several initiatives established and implemented during the time period, including the opening of Century Point Mortgage, a division of the Bank, and two LP/DP offices in Oakwood, Georgia and Athens, Georgia.  All these divisions were initiated due to favorable market conditions and the Bank’s ability to attract and hire experienced bankers to lead these new divisions.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  Total non-interest income for the quarter ended September 30, 2008 grew to $194,947 compared to $13,305 for the quarter ended September 30, 2007.  For the nine months ended September 30, 2008 non-interest income grew to $404,198 compared to $48,349 for the same nine months ended September 30, 2007, an increase of $355,849, or 736%.  The increase in non-interest income for the first nine months of 2008 was primarily due to an increase in fees earned on mortgage origination, due to the establishment of the mortgage division near the end of 2007.

In furtherance of the growth initiatives the Bank hired a team of talented individuals in the Bank’s respective markets based on mergers and acquisitions occurring within the banking industry in the spring of 2008.  The Bank has hired four Divisional Presidents, six key lending personnel, and seven Mortgage origination/support staff since September 30, 2007.  The salary and benefit expense of this additional staff hired to drive our growth initiatives constitutes the majority of the increase of the non-interest expense from 2007 to 2008.  Total non-interest expense for the quarter ended September 30, 2008 was $1,171,609 as compared to $583,519 for the quarter ended September 30, 2007.  For the nine months ended September 30, 2008 non-interest expense was $3,036,690 as compared to $1,656,945 for the nine months ended September 30, 2007, an increase of $1,379,745, or 83%.  Salaries and benefits, the largest component of non-interest expense, was $1,381,931 for the first nine months ended September 30, 2008 compared to $803,086 for the same period a year ago.

The Bank’s growth initiative has included the opening of three strategic locations in the first nine months of 2008.  Total occupancy and equipment expense was $150,869 for the quarter ended September 30, 2008, compared to $83,444 for the same period a year ago, and totaled $400,825 for the first nine months ended September 30, 2008, compared to $256,725 for the same period in 2007.  Total occupancy expense for the third quarter of 2008 was higher than the third quarter of 2007 due to the addition of the online mortgage division and the two LP/DP offices.  Telephone expense and office supply expense also increased during the respective time periods due to the establishment of these new locations. The specifics of each location are detailed as follows.

In February 2008, the Bank opened an online mortgage division in Atlanta doing business as Century Point Mortgage. The online mortgage division leased 3,477 square feet of space at 1455 Lincoln Parkway, Suite 250, Atlanta, Georgia.  The portion of the increase in occupancy expense attributable to the online mortgage division was $46,806 for the nine month period ended September 30, 2008.

In May 2008, the Bank opened an Oakwood LP/DP office in south Hall County, Georgia.  The Bank has leased 1,800 square feet of space at 3715 Mundy Mill Road, Suite A, Oakwood, Georgia for twelve months at $2,175 per month. The portion of the increase in occupancy expense attributable to the Oakwood LP/DP was $39,509 for the nine month period ended September 30, 2008.

In June 2008, the Bank opened an Athens LP/DP office in Oconee-Clarke County.  The Bank has leased 1,600 square feet of space at 1551 Jennings Mill Road, Suite 1600A, Bogart, Georgia for twelve months at $1,100 per month.  The portion of the increase in occupancy expense attributable to the Athens LP/DP was $10,927 for the nine month period ended September 30, 2008.

Professional fees totaled $55,373 for the quarter ended September 30, 2008, compared to $21,094 for the quarter ended September 30, 2007, and totaled $164,885 for the first nine months of 2008, compared to $137,776 for the first nine months of 2007.  The $27,109 increase was due to legal and accounting fees related to the timing of annual filings.

Marketing expense totaled $142,922 for the quarter ended September 30, 2008, compared to $24,852 for the quarter ended September 30, 2007, and totaled $252,839 for the nine month period ended September 30, 2008, compared to $52,972 for the same period in 2007.  The increase in marketing expense was primarily attributable to Century Point Mortgage internet advertising.  As a national, internet-based lender, the mortgage division’s business model depends on online lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders. Key elements of the division’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engine optimization and social media tools.

The Bank has entered into a data processing contract to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  We believe this change, which was completed in September 2008, will enable the Bank to decrease its costs and increase its flexibility in data processing.  Data processing expense totaled $180,388 for the quarter ended September 30, 2008, compared to $80,573 for the quarter ended September 30, 2007, and totaled $389,795 for the period ended September 30, 2008, compared to $203,213 for the same period in 2007.  The increase was primarily due to data processing conversion expenses.  A contract termination fee of $207,000 was assessed by the Fidelity Information Systems, the Bank’s current data processing host.

Other loan related expenses totaled $32,116 for the quarter ended September 30, 2008, compared to $12,458 for the quarter ended September 30, 20007, and totaled $91,019 for the nine month period ended September 30, 2008, compared to $29,675 for the same period in 2007.  The increase is primarily related to higher collection expenses and maintaining foreclosed properties owned by the Bank.

Other expenses totaled $83,057 for the quarter ended September 30, 2008, compared to $8,098 for the quarter ended September 30, 2007, and totaled $115,464 for the nine month period ended September 30, 2008, compared to $20,737 for the same period in 2007.  The increase is primarily due to losses on sales of repossessed assets and other real estate.

The following table shows the components of noninterest expense for the three months and nine months ended September 30, 2008 and 2007:

(Dollars in thousands)(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

Salaries and employee benefits	$440,007	$287,104	$1,381,931	$803,086
Occupancy expenses	150,869	83,444	400,825	256,725
Professional fees	55,373	21,094	164,885	137,776
Marketing	142,922	24,852	252,839	52,972
Data Processing	180,388	80,573	389,795	203,213
Telephone	20,923	7,311	50,846	20,706
Postage and Delivery Services	15,763	8,824	36,214	23,559
Insurance, Tax & Assessment	25,596	44,259	92,675	89,841
Office Supplies	24,595	5,501	60,197	18,655
Other Loan Related Expense	32,116	12,458	91,019	29,675
Other	83,057	8,098	115,464	20,737

Total noninterest expense	$1,171,609	$583,519	$3,036,690	$1,656,945

The following table shows the components of noninterest expense incurred for nine months ended September 30, 2008 attributable to the growth of the Company:

				Bank & Parent	New Locations Opened in 2008
	September 30, 2008	September 30, 2007	Increase / (Decrease)	Increase / (Decrease)	Oakwood	Athens	Century Point	SBA	Consolidated

Salaries and employee benefits	$1,381,931	$803,086	$578,845	$95,649	$99,114	$77,460	$298,740	$7,882	$578,845
Occupancy expenses	400,825	256,725	144,100	18,563	39,509	10,927	46,806	28,296	144,100
Professional fees	164,885	137,776	27,110	21,198	1,665	—	3,336	911	27,110
Marketing	252,838	52,972	199,866	30,629	5,614	656	162,779	188	199,866
Data Processing	389,795	203,213	186,582	157,911	3,872	644	24,155	0	186,582
Telephone	50,846	20,706	30,140	3,807	8,336	1,314	9,079	7,604	30,140
Postage/Freight	36,214	23,559	12,655	8,120	430	17	3,962	126	12,655
Insurance, Tax & Assessment	92,675	89,841	2,834	462	—	—	1,621	752	2,834
Office Supplies	60,197	18,655	41,542	28,938	3,644	1,706	4,641	2,613	41,542
Other Loan Related Expense	91,019	29,675	61,344	31,344	14,305	542	15,127	27	61,344
Other	115,464	20,736	94,728	85,863	1,417	—	3,498	3,950	94,728

Total noninterest expense	$3,036,690	$1,656,944	$1,379,746	$482,484	$177,906	$93,265	$573,741	$52,349	$1,379,746

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  At September 30, 2008, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The allowance for loan losses was $370,416 and $275,920 as of September 30, 2008 and December 31, 2007, respectively.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007 is summarized as follows:

	2008	2007

Beginning Balance	$275,920	$445,629
Provision Charged to Operations	409,591	115,199
Loan Charge-Offs	(359,393)	(335,175)
Loan Recoveries	44,298	50,267
Ending Balance	$370,416	$275,920

The following is a summary of risk elements in the loan portfolio at September 30, 2008 and at December 31, 2007:

	2008	2007

Loans on Nonaccrual	$916,165	$850,774
Loans Past Due 90 Days and Still Accruing	103,913	—
Other Real Estate Owned and Repossessions	—	98,343

Total Nonperforming Assets	$1,020,078	$949,117

Total Nonperforming Assets as a Percentage of Gross Loans	3.10%	4.92%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $24,347 for the nine months ended September 30, 2008 and totaled $34,151 for the twelve months ended December 31, 2007.

Financial Condition

Total assets increased $10,267,497, or 27%, from December 31, 2007 to September 30, 2008.  The sources of the increase were in gross loans, which increased by $13,582,043, or 70%.  Loans held for sale grew $2,035,020 over the first nine months of 2008.  Total deposits increased by $11,893,613, or 38%, from December 31, 2007 to September 30, 2008 with a $1,730,606, or 110%, increase in non-interest bearing accounts (core deposits).  Total shareholders’ equity increased $104,032 from $3,493,688 at December 31, 2007 to $3,597,720 at September 30, 2008.  During the third quarter of 2008 we raised $2,825,004 in additional capital through the sale of common stock in a private placement.  This increase in capital was partially offset by the $972,227 net loss and the $160,107 unrealized losses on securities available for sale for the three months ended September 30, 2008.

Loans

Gross loans totaled approximately $32,887,144 at September 30, 2008, an increase of $13,582,043, or 70%, since December 31, 2007.  This increase was due to the addition of LP/DP offices in Oakwood and Athens.  Balances within the major loans receivable categories as of September 30, 2008 and December 31, 2007 are as follows (amounts presented in thousands).

	September 30, 2008		December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Construction, land development and other land loans	$3,434	11%	$6,865	36%
Secured by 1-4 family residential properties	10,666	32%	6,896	36%
Other loans secured by RE	1,639	5%	263	1%
Commercial RE-non owner occupied	3,705	11%	247	1%
Commercial RE-owner occupied	7,696	23%	1,466	8%
Commercial and Industrial	3,864	12%	1,953	10%
Consumer	1,883	6%	1,615	8%

Total Loans, Gross	$32,887	100%	$19,305	100%

Deposits

Total deposits as of September 30, 2008 and December 31, 2007 were approximately $42,900,000 and $31,006,000, respectively.  The Bank grew core deposits by $6,369,000 during 2008, of which $1,730,000 were non-interest bearing demand deposits.    The Bank also purchased approximately $7,166,000 of brokered deposits in an effort to increase liquidity at a more competitive price than retail CD’s.

Balances within the major deposit categories as of September 30, 2008 and December 31, 2007 are as follows (amounts presented in thousands):

	September 30, 2008		December 31, 2007
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$3,297	N/A	$1,567	N/A
Interest-bearing demand deposits	1,220	2.32%	1,296	3.01%
MMDA and Savings deposits	5,900	2.95%	1,185	1.24%
Time deposits	21,586	5.24%	26,152	5.16%
Time deposits over $100,000	3,730	5.35%	806	5.32%
Brokered Deposits	7,166	3.40%	N/A	N/A

	$42,900		$31,006

Another aspect of EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009.  At September 30, 2008 the Bank had time deposits of $100,000 or more of $5,163,000.  Approximately $813,000,  or 16%, of these deposits would be covered under the new FDIC insurance coverage.

In addition, the Bank anticipates participating in the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA.  This guarantee applies to the following transactions:

•                                          All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•                                          Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

All FDIC institutions are covered until December 5, 2008 at no cost.  After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Capital Resources

Total shareholders’ equity increased from $3,493,688 at December 31, 2007 to $3,597,720 at September 30, 2008.  Proceeds from 941,668 shares of common stock sold during the third quarter of 2008 were $2,825,004.  This increase in capital was partially offset by the $972,227 net loss and the $160,107 unrealized losses on securities available for sale for the three months ended September 30, 2008.

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

Capital is separated into Tier 1 Capital (essentially common shareholders’ equity less intangible assets) and Tier 2 Capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in our assets, provide for the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 Capital to risk-weighted assets must be at least 4.0% and the ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets must be at least 8.0%.

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at September 30, 2008:

Tier 1 Capital (to risk-weighted assets)	10.06%
Total Capital (to risk-weighted assets)	11.07%
Tier 1 Capital (to total average assets)	8.30%

In July 2008 we commenced a private offering of shares of our common stock to a limited number of accredited investors.   We anticipate using the net proceeds for working capital purposes, including the possible redemption of preferred stock.  There is no minimum number of shares which must be sold in order for us to accept subscriptions in the offering, and no assurance can be given as to whether, or on what terms we will be able to consummate the proposed offering.  During the third quarter, we had received proceeds of $2,825,004 from the sale of 941,668 shares in the offering.  The common stock to be sold in the offering has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

As of September 30, 2008 the Bank has $2,386,612 in cash and cash equivalents as well as $8,760,633 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $1,000,000.  At September 30, 2008 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of September 30, 2008, the Bank had advances outstanding of $2,000,000.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2008:

Commitments to extend credit	$4,702,000
Stand-by letters of credit	$184,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

As previously reported in the Company’s Form 10-Q for the period ended June 30, 2008, on May 19, 2008, Fairfield Financial Services, Inc. (“Fairfield”) filed a complaint against Plant A Seed, L.L.C., Mark L. Jennings, Zach W. McLeroy, Stephen C. Rogers, James R. Finerty and Starke V. Hudson in the Superior Court of Gwinnett County, Georgia.  Fairfield alleges claims of breach of contract under the notes and guaranties related to two real estate loans made to Plant A Seed, L.L.C.   The aggregate amount of the loans made to Plant A Seed, L.L.C. was approximately $27,000,000.  The Bank participated in the loans and as of September 30, 2008, the current balance of the Bank’s portion of such loans was approximately $375,000.  To date, default judgments have been entered against Plant A Seed, L.L.C. and Mark L. Jennings.  Fairfield is currently pursuing motions for summary judgment against the remaining defendants on behalf of the lenders.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter, we issued 941,668 shares of our common stock in consideration of $2,825,004 before expenses to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.  The shares were sold by our officers and directors with the assistance of our sales agent, FIG Partners, L.L.C.  Our common stock was sold only to investors that we believed were accredited investors.  Our directors and officers received no compensation in connection with the sale of shares.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on July 31, 2008.  There were nine matters submitted to shareholders at the meeting, which included certain amendments to our Articles of Incorporation, Bylaws and 2003 Stock Incentive Plan, and the election of eight persons to serve on our Board of Directors.

The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for each proposal and those withheld or abstained.

Proposal #1 – Amend the Articles of Incorporation to remove staggered terms for the Board of Directors.

Our Articles of Incorporation provided that the board would be divided into three classes, with each class of directors serving a staggered three-year term.  The effect of the amendment would be to remove the staggered terms and provide for the annual election of the entire board.  The number of votes for Proposal Number 1 was 950,517.  The number of votes against Proposal Number 1 was 10,460 while 2,600 votes were abstained.  Because we received the affirmative vote of a majority of the outstanding shares of capital stock, the proposal to amend the Articles of Incorporation to remove staggered terms for the board was approved and adopted.

Proposal #2 – Amend the Articles of Incorporation to allow the removal of directors, with or without cause, upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote.

Our Articles of Incorporation provided that any director could be removed from office at any time, but only for cause, by the affirmative vote of the holders of two-thirds of the then outstanding shares of capital stock entitled to vote, unless the removal had been approved by a resolution adopted by at least two-thirds of the directors then in office, in which event the removal could be approved by a vote of the holders of a majority of the outstanding shares of capital stock entitled to vote.  The effect of the amendment would be to allow the removal of any director, with or without cause, upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote.  The number of votes for Proposal Number 2 was 947,386.  The number of votes against Proposal Number 2 was 15,391 while 600 votes were abstained.  Because we received the affirmative vote of over two-thirds of the outstanding shares of capital stock, the proposal to amend the Articles of Incorporation to allow the removal of directors, with or without cause, upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote was approved and adopted.

Proposal #3 – Amend the Articles of Incorporation to allow the approval of any (i) merger or consolidation; (ii) sale, lease, transfer or disposition of all or substantially all of our assets or any of our subsidiaries; or (iii) plan or proposal for the liquidation or dissolution of the Company, upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote.

Our Articles of Incorporation provided that the following actions required approval of the affirmative vote of the holders of at least two-thirds of the outstanding shares of capital stock entitled to vote: (i) any merger or consolidation; (ii) any sale, lease, transfer or disposition of all or substantially all of our assets or any of our subsidiaries; or (iii) any plan or proposal for the liquidation or dissolution of the Company.  The effect of the amendment would be to allow the approval of any such merger or consolidation, disposition of assets, or liquidation or dissolution to be approved or authorized by the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote.  The number of votes for Proposal Number 3 was 944,669.  The number of votes against Proposal Number 3 was 18,608 while 300 votes were abstained.  Because we received the affirmative vote of over two-thirds of the outstanding shares of capital stock, the proposal to amend the Articles of Incorporation to allow the approval of any such merger or consolidation, disposition of assets, or liquidation or dissolution to be approved or authorized by the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote was approved and adopted.

Proposal # 4 – Amend the Articles of Incorporation to allow our Bylaws to be altered, amended or repealed by a majority vote of the directors, or upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to be cast.

Our Articles of Incorporation provided that an affirmative vote of at least two-thirds of the directors or at least two-thirds of the outstanding shares of capital stock was required to alter, amend or repeal our Bylaws.  The effect of the amendment would be to allow the affirmative vote of a majority of the directors, or a majority of the holders of the outstanding shares of capital stock entitled to vote, to alter, amend or repeal our Bylaws.  The number of votes for Proposal Number 4 was 941,569.  The number of votes against Proposal Number 4 was 21,258 while 750 votes were abstained.  Because we received the affirmative vote of over two-thirds of the outstanding shares of capital stock, the proposal to amend the Articles of Incorporation to allow our Bylaws to be altered, amended or repealed by the by the affirmative vote of the holders of a majority of the directors or by a majority of the then outstanding shares of capital stock entitled to vote was approved and adopted.

Proposal #5 – Amend the Articles of Incorporation to allow certain provisions of the Articles of Incorporation to be amended upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote.

Our Articles of Incorporation provided that to alter, amend or repeal the provisions set forth in Articles II, IV, V, VIII, X, IX and XII required the affirmative vote of at least two-thirds of the holders of the outstanding shares of capital stock entitled to vote.  The effect of the amendment would be to allow the affirmative vote of a majority of the holders of the outstanding shares of capital stock entitled to vote to alter, amend or repeal such Articles.  The number of votes for Proposal Number 5 was 946,829.  The number of votes against Proposal Number 5 was 16,648, while 100 votes were abstained.  Because we received the affirmative vote of over two-thirds of the outstanding shares of capital stock, the proposal to amend the Articles of Incorporation to allow the provisions set forth in Articles II, IV, V, VIII, X, IX and XII of our Articles of Incorporation to be altered, amended or repealed by the affirmative vote of the holders of a majority or the then outstanding shares of capital stock entitled to vote was approved and adopted.

Proposal #6 – Amend the Bylaws to remove staggered terms for the Board of Directors.

Our Bylaws provided that the board would be divided into three classes, with each class of directors serving a staggered three-year term.  The effect of the amendment would be to remove the staggered terms and provide for the annual election of the entire board.  The number of votes for Proposal Number 6 was 954,567.  The number of votes against Proposal Number 6 was 9,010 while 0 votes were abstained.  Because we received the affirmative vote of a majority of the outstanding shares of capital stock, the proposal to amend the Bylaws to remove staggered terms for the board was approved and adopted.

Proposal #7 – Amend the Bylaws to allow removal of directors, with or without cause, upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote.

Our Bylaws provided that any director could be removed from office at any time, but only for cause, by the affirmative vote of the holders of two-thirds of the then outstanding shares of capital stock entitled to vote, unless the removal had been approved by a resolution adopted by at least two-thirds of the directors then in office, in which event the removal could be approved by a vote of the holders of a majority of the outstanding shares of capital stock entitled to vote.  The effect of the amendment would be to allow the removal of any director, with or without cause, upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote.  The number of votes for Proposal Number 7 was 947,127.  The number of votes against Proposal Number 7 was 15,050 while 700 votes were abstained.  Because we received the affirmative vote of over two-thirds of the outstanding shares of capital stock, the proposal to amend the Bylaws to allow the removal of directors, with or without cause, upon the affirmative vote of the holders of a majority of the then outstanding shares of capital stock entitled to vote was approved and adopted.

Proposal #8 – Amend our 2003 Stock Incentive Plan to increase the number of shares of our common stock authorized to be reserved for issuance under the plan and to reflect certain changes in the Internal Revenue Code and the regulations thereunder.

Our 2003 Stock Incentive Plan authorized 125,000 shares to be issued under the plan.  The effect of the amendment would be to increase the number of shares authorized to be issued under the plan to 750,000 shares and to amend the plan to reflect certain changes in the Internal Revenue Code and the regulations thereunder.  The number of votes for Proposal Number 8 was 957,136.  The number of votes against Proposal Number 8 was 5,341 while 1,100 votes were abstained.  Because we received the affirmative vote of a majority of the outstanding shares of capital stock, the proposal to amend the 2003 Stock Incentive Plan to increase the number of shares authorized to be issued under the plan to 750,000, and to amend the plan to reflect certain changes in the Internal Revenue Code and the regulations thereunder was approved and adopted.

Proposal #9 – To elect eight persons to serve on our Board of Directors for a one-year term expiring at the 2009 annual meeting.

Nominees	For	Against (Withheld)
Dr. Wendell A. Turner	957,850	5,727
R.K. Whitehead III	962,017	1,560
William R. Blanton	962,017	1,560
William A. Bagwell, Jr.	962,017	1,560
J. Allen Nivens, Jr.	962,017	1,560
William M. Evans, Jr.	962,017	1,560
Lanny W. Dunagan	957,250	6,327
Gilbert T. Jones, Sr.	957,850	5,727

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CENTURY BANCORP.
(Registrant)

Date: November 19, 2008	By:	/S/ WILLIAM R. BLANTON
William R. Blanton
Principal Executive Officer

Date: November 19, 2008	By:	/S/ DENISE SMYTH
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.