Form 10-K
period 2008-12-31
FIRST CENTURY BANCORP.
filed 2009-03-31
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the Transition Period from to

Commission file number: 001-16413

FIRST CENTURY BANCORP.

(Exact name of registrant as specified in its charter)

Georgia	58-2554464
(State of Incorporation)	(I.R.S. Employer Identification No.)

807 Dorsey Street, Gainesville, Georgia	30501
(Address of principal executive offices)	(Zip Code)

(770) 297-8060

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporing company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $2,216,571 as of the last business day of the registrant’s most recently completed second fiscal quarter.

4,505,797 shares of the registrant’s common stock were outstanding as of March 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

•                  changes in the interest rates and their effects on the level of composition of deposits, loan demands, and the value of loan collateral, securities and other interest-sensitive assets and liabilities;

•                  the effects of the current global economic crisis, including, without limitation, the recent and dramatic deterioration of real estate values and credit and liquidity markets, as well as the Federal Reserve Board’s actions with respect to interest rates, may lead to a further deterioration in credit quality, thereby requiring increases in our provision for loan losses, or a reduced demand for credit, which would reduce earning assets; the U.S. government’s proposed plan to purchase large amounts of illiquid mortgage-backed and other securities from financial institutions may not have the desired impact on the financial markets;

•                  governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and regulations and governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•                  our ability to control costs, expenses and loan delinquency rates;

•                  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in technology;

•                  changes in deposit flow;

•                  the failure of our assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

•                  the anticipated rate of loan growth and the lack of seasoning of our loan portfolio;

•                  the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•                  the rate of delinquencies and amounts of charge-offs;

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

Unless the context indicates otherwise, all references to “FCB,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to First Century Bancorp. and our wholly owned subsidiary, First Century Bank, National Association (the “Bank”).

PART I

Item 1.                    Business

First Century Bancorp.

We are a Georgia corporation organized in 2000 to serve as the holding company for First Century Bank, National Association, with its principal executive offices in Gainesville, Georgia.  We opened First Century Bank in March 2002.  The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  On September 20, 2007, we changed our name from NBOG Bancorporation, Inc. to First Century Bancorp.  The Bank’s name was also changed from The National Bank of Gainesville to First Century Bank, National Association.  Since our inception, we have focused on serving the banking needs of individuals and businesses that prefer community-oriented banking in the Gainesville and Hall County markets.  We currently engage in no business other than owning and managing the Bank.  As of December 31, 2008, on a consolidated basis, our total assets were $62.9 million, our total loans were $37.9 million, our total deposits were $57.1 million, and our total shareholders’ equity was approximately $3.2 million.

First Century Bank

Since the Bank’s opening in March 2002, the Bank has been primarily engaged in the business of accepting deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public.  We operate under a traditional banking model, with a particular focus on real estate and small business lending.

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

After a search of potential investors and third party acquirers in late 2006 and early 2007, we selected a proposal from William R. Blanton, to invest in the Company.  Mr. Blanton has 35 years of banking experience, with significant experience in the North Atlanta market.  Most recently he was with First Capital Bank where he served in various capacities including President from 1989 until its sale in 2005.  During his time with First Capital Bank, the bank’s assets grew from $30 million to $700 million.

In April 2007, Mr. Blanton purchased 738,008 shares of our common stock in a private placement at $2.71 per share.  We also issued Mr. Blanton a warrant (the “Original Warrant”) to purchase up to 738,008 shares at $2.71 per share. The Original Warrant has no expiration date and contains provisions which provide for automatic adjustments in price and shares purchasable under the Original Warrant in the event additional securities are issued below or have a conversion or exercise price below the current Original Warrant exercise price.  We received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares, which we used for working capital purposes. There were no brokerages or underwriting commissions paid in connection with the sale of the shares.

In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 of shares.  The investors in that offering also received warrants (the “B Warrants”) to acquire 75,000 shares of common stock at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the B Warrants.  As with the Original Warrant, the B Warrants have no expiration date and contain provisions which provide for automatic adjustments in price and shares purchasable under the warrants in the event additional shares or warrants are issued below the current warrant exercise price.

As a result of the issuance of the B Warrants with an exercise price below the $2.71 exercise price, the exercise price and number of shares of common stock purchasable under the Original Warrant adjusted as follows: (a) with respect to Mr. Blanton, from 553,506 shares at $2.71 per share to 1,000,001 shares at $1.50 per share; and (b) with respect to Silver Hill Enterprises, LP, from 184,502 shares at $2.71 per share to 333,334 shares at $1.50 per share.

On February 5, 2008, the OCC issued a termination of our formal agreement.

In June 2008, Mr. Blanton and Silver Hill Enterprises, LP transferred a portion of the Original Warrant to purchase shares to John Allen Nivens, Jr. and Richard Kramer Whitehead, III, each a director of the Company and to Homestead Investment, LLC, which is controlled by the father of one of our directors, William A. Bagwell, Jr.

Following the transfers and the adjustments to the Original Warrant, the following persons hold rights to purchase shares of common stock at the exercise price of $1.50 under the Original Warrant and the B Warrants:  (i) Mr. Blanton holds rights to purchase 850,254 shares; (ii) Silver Hill Enterprises, LP holds rights to purchase 283,418 shares; (iii) Mr. Nivens holds rights to purchase 69,165 shares; (iv) Mr. Whitehead holds rights to purchase 69,165 shares; and (v) Homestead Investment, LLC and Mr. Bagwell collectively hold rights to purchase 136,332 shares.

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2008, loans secured by first or second mortgages on real estate made up approximately $30.9 million, or 82% of our loan portfolio.  These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans.

•                  Commercial Real Estate Loans.  At December 31, 2008, our individual commercial real estate loans ranged in size from $9,300 to $1,666,000, with an average commercial real estate loan size of approximately $318,000.  Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We also make a concerted effort to establish rate floors to mitigate interest rate risk and improve margins.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners.  At December 31, 2008, commercial real estate loans (other than construction loans) totaled $12.4 million, or approximately 33% of our loan portfolio.  Some specific risks associated with commercial real estate loans include tenant vacancy rates and the quality of the borrower’s management.  As such, we place a heavy emphasis on owner occupied commercial real estate.  As of December 31, 2008, owner occupied loans totaled $9.8 million, and non-owner occupied loans totaled $2.7 million.

•                  Residential Real Estate Loans and Home Equity Loans.  At December 31, 2008, our individual residential real estate loans ranged in size from $10,000 to $875,000, with an average loan size of approximately $346,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We also offer home equity lines of credit.  At December 31, 2008, our individual home equity lines of credit ranged in size from $4,000 to $476,000, with an average loan size of approximately $142,000.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 10 years or less.  We limit the extension of credit to 85% of the available equity of each property.  At December 31, 2008, residential real estate loans (other than construction loans) totaled $14.0 million, or 37% of our loan portfolio.  Included in the residential real estate loans was $11.7 million, or 83% of our residential loan portfolio, in first and second mortgages on individuals’ homes, and $2.3 million, or 17% of our residential loan portfolio, in home equity loans.

•                  Construction and Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2008, our construction and development real estate loans ranged in size from approximately $4,300 to $476,000, with an average loan size of approximately $141,175.  At December 31, 2008, our individual residential construction and development real estate loans ranged in size from approximately $60,000 to $70,000, with an average loan size of approximately $64,000.  The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

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

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%, as well as analyzing global cash flow of each builder or developer and their personal liquidity.  At December 31, 2008, total construction loans amounted to $5.2 million, or 14% of our total loan portfolio.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. At December 31, 2008, our individual consumer loans ranged in size from $1,000 to $200,000, with an average loan size of approximately $12,100.  These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months.  The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance.  Consumer loans generally involve more risks than residential mortgage loans because the collateral for defaulted loans may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value.  In addition, consumer loan performance depends upon the borrower’s continued financial stability and is therefore more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  At December 31, 2008, consumer loans amounted to $1.8 million, or 5% of our loan portfolio.

Commercial Loans.  We make loans for commercial purposes in various lines of businesses.  At December 31, 2008, our individual commercial business loans ranged in size from approximately $1,000 to $800,000, with an average loan size of approximately $74,000.  Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.  Margining on accounts receivable is done based on those accounts that are current (60 days or less).  The quality of the commercial borrower’s management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.  At December 31, 2008, commercial loans amounted to $4.5 million, or 12% of our loan portfolio.

Small Business Administration (“SBA”).  The SBA allows terms up to 25 years with no calls or balloons, depending upon the use of the proceeds, thus giving the borrower the ability to repay the loan over a longer term than offered under our normal guidelines and to make loans which may not meet all of our normal underwriting criteria.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2008, we had not originated any SBA loans.

Online Mortgage Division.  On January 29, 2008 we launched our online lending division, Century Point Mortgage (“Century Point”).  Century Point is an Internet-based lender with offices located in Atlanta, Georgia.  We anticipate that Century Point will serve borrowers in all fifty states and the District of Columbia, offering a full line of mortgage products, including loans for purchase or refinancing of primary residences, second homes and investment property, as well as home equity loans.  We offer traditional mortgage services through Century Point and intend to generally limit our mortgage originations to conforming Fannie Mae and Freddie Mac loans.  We do not anticipate originating any subprime mortgages.  Prior to closing on these loans, we will have commitments to sell these loans.  At December 31, 2008, the Bank had loans held for sale of $1.9 million.

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority.  We have established a loan committee of the board of directors that must approve any loan that exceeds the lending limit of the Officer’s

Loan Committee which consists of the chief executive officer, chief lending officer and three market presidents.  We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

Other Services.  In addition to deposit and loan services, the Bank offers banking, travelers’ checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide.  The Bank offers VISA and MasterCard credit cards and merchant credit card processing to the Bank’s customers through third party vendors.  In May 2007, the Bank began offering internet banking services through a third party vendor relationship.  Cash management, bill pay services and e-Statements were introduced in October 2008.  The Bank currently offers telephone banking and online item images as well which allows the customer to view images of their cleared checks via connection to the internet through a secure link in the Bank’s website.

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

The Bank complies with the statutory lending limits, as described above.  As of December 31, 2008, our legal lending limit to one borrower was approximately $569,000.  We seek to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.  Nevertheless, because this amount is substantially lower than the lending limit for most of our competitors, it is difficult for us to compete for many loan relationships.  The Bank’s legal lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of, among other reasons, its earnings or losses.

The interagency guidelines adopted by federal bank regulators, including the OCC, mandate that financial institutions establish real estate lending policies and establishing particular minimum real estate loan-to-value standards.  The Bank has adopted these federal standards as its minimum standards.  These standards require maximum loan-to-value ratios for various types of real estate loans, although the Bank may make exceptions to the maximum guidelines, such exceptions must be accounted for and tracked.

Asset Management Policies

A committee composed of the senior officers of the Bank is charged with managing the Bank’s assets and liabilities pursuant to policies established by the Asset/Liability and Investment Committee of the Board of Directors (the “Asset/Liability Committee”).  The Asset/Liability Committee attempts to manage asset growth, liquidity and capital in order to optimize income and reduce interest-rate risk.  The Asset/Liability Committee directs the Bank’s overall acquisition and allocation of funds.  The Management Committee meets with the Asset/Liability Committee on a quarterly basis.  The Asset/Liability Committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; local market rates and rate forecasts; and other variables, such as expected loan demand, expected loan and deposit maturities, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

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

In addition, we have identified growth markets throughout northern Georgia, including expansion into South Hall County, Oconee County and Athens-Clarke County.  In May 2008, we opened a loan production office in Oakwood, Georgia.  In June 2008, we also opened an additional loan production office in Athens, Georgia.  Subject to regulatory approval, we intend to open branch offices in these locations within the next six months.

The Bank competes as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms.  According to information provided by the FDIC, as of June 30, 2008, there were 60 offices of 18 banks operating in Hall County with a total of approximately $2.6 billion in deposits.  As of June 30, 2008, the Bank had approximately 1.55% of the deposit market share.  In addition to competition from large national and regional banks, including Regions Bank, Wachovia Bank, N.A., SunTrust Bank and Bank of America, N.A., the Bank also competes with a number of local competitors, including Gainesville Bank & Trust, United Community Bank and Peach State Bank.

Employees

As of December 31, 2008, we had 26 full-time employees.  We consider the relationship with our employees to be good.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is not an exhaustive list of applicable laws and regulations and is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

First Century Bancorp.

We own 100% of the outstanding capital stock of the Bank, and therefore we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”) under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, because we control a national bank located in Georgia, we are a bank holding company for purposes of the Georgia Bank Holding Company Act as well.

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

•                  furnishing services to or performing services for our subsidiaries; and

•                  any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found by regulation to be so closely related to banking as to be a proper incident to the business of banking include:

•                  factoring accounts receivable;

•                  making, acquiring, brokering or servicing loans and related activities;

•                  leasing personal or real property;

•                  operating a non-bank depository institution;

•                  trust company functions;

•                  financial and investment advisory activities;

•                  conducting agency and riskless principal securities brokerage activities;

•                  underwriting and dealing in government obligations and money market instruments;

•                  foreign exchange activities;

•                  engaging in certain derivative and similar contracts as principal;

•                  providing specified management consulting and counseling activities;

•                  performing selected data processing, courier and other support services;

•                  acting as agent or broker, and in some cases principal, in selling credit life insurance and other types of insurance in connection with credit transactions;

•                  performing selected insurance underwriting activities;

•                  performing community development activities; and

•                  issuing and selling money orders, savings bonds and traveler’s checks.

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including expanded insurance underwriting, sales and brokerage activities, expanded securities brokerage activities and certain merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect financial holding company status, each insured depository institution we control would have to have and maintain well capitalized and well managed status, and a satisfactory rating under the Community Reinvestment Act (discussed below).

The Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.  Further, federal bank regulatory authorities have discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve Board in September 2008, control will be rebuttably presumed to exist if a person acquires 33% of the total equity of a bank or bank holding company, of which it may own, contol or have the power to vote not more than 15% of any class of voting securities.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “First Century Bank.”  Under the Federal Reserve Board’s Small Bank Holding Company Policy Statement, our ability to take on debt, thus increasing our leverage ratios, is less strictly applied as compared to larger bank holding companies, and we are not held to the specific capital guidelines applicable to those larger bank holding companies.  Nonetheless, we are required to serve as a source of strength to the Bank.  We are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Our ability to pay dividends is subject to regulatory restrictions as described below in “First Century Bank — Dividends.”

First Century Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  Deposits in the Bank are insured by the FDIC up to a maximum amount which is $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.  The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

The OCC requires that the Bank maintain specified ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three capital ratios:  the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

Under the terms of the formal agreement, which was terminated by the OCC on February 5, 2008, the Bank was required to maintain a total capital ratio to risk-weighted assets of at least 14% and a Tier 1 Capital to average assets of at least 9%.  Since the formal agreement has been terminated, the minimum guideline for the ratio of total capital to risk-weighted assets is 8% and Tier 1 Capital must equal at least 4% of risk-weighted assets.  To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more.  At December 31, 2008, our ratio of total capital to risk-weighted assets was 9.29%, our ratio of Tier 1 Capital to risk-weighted assets was 8.04% and our ratio of Tier 1 Capital to average assets was 6.07%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.  As described below, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “First Century Bank—Prompt Corrective Action.”

 Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program under which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The OCC’s regulations set forth five capital categories, each with specific regulatory consequences.  The categories are:

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

•                  Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8%, (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•                  Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6%, (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

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

If a bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  Moreover, if a bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to its primary federal regulator that is subject to a limited performance guarantee by its holding company.  The bank also would become subject to increased regulatory oversight, and would be increasingly restricted in the scope of its permissible activities.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2008, the Bank was “adequately capitalized.”

Standards for Safety and Soundness.     The Federal Deposit Insurance Act (the “FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009.  For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We did not opt out of the TAGP and the DGP.

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Effective April 1, 2009, assessments will take into account each institution’s reliance on secured liabilities and brokered deposits.  This will result in assessments ranging from

7 to 77.5 basis points.  We anticipate our future insurance costs to be higher than in previous periods.  However, we are not currently able to accurately determine the amount of additional costs.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

Regulatory Examination.     The OCC requires the Bank to prepare quarterly and annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit quarterly and annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•                  internal controls;

•                  information systems and audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

Transactions with Affiliates and Insiders.  The Company is a legal entity separate and distinct from the Bank and its other subsidiaries.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries.  The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, of for the benefit of, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements of between 100 and 130% depending on the type of collateral.  The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 10% of the bank’s capital and surplus for any one affiliate or 20% of the bank’s capital and surplus for all affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Commercial Real Estate Lending.  The Bank’s lending operations may be subject to enhanced scrutiny by the OCC based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•                  total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital; or

•                  total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve Board regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

The deposit operations of the Bank also are subject to:

•                  the Truth-in-Savings Act, which establishes uniformity in the disclosure of terms and conditions regarding interest and fees on savings accounts;

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

Enforcement Powers.  The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to 20 years imprisonment.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies have authority to issue cease-and-desist orders, memoranda of understanding and other agreements.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and these laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act and OFAC.  The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations.  These laws require enhanced due diligence for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The Bank can be requested to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to insure that U.S. entities do not engage in transactions with known or suspected criminals or terrorists, as defined by various Executive Orders and Acts of Congress.  OFAC maintains a public list of persons and organizations suspected of aiding, harboring or engaging in terrorist or criminal acts.  If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must confirm the legitimacy of the match, freeze such account, file a suspicious activity report and notify law enforcement.  The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The Bank performs checks of customer names utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the Bank’s policy not to disclose any personal information unless required by law.  The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  The Bank is subject to such standards, as well as certain state laws and OCC guidance that require notification to consumers in the event of a security breach.

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

Effect of Governmental Monetary Policies.  Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve Board’s power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Formal Agreement

On August 18, 2004, the Bank entered a formal agreement with the OCC.  The formal agreement required specific actions to strengthen or correct identified weaknesses.  The Bank agreed to maintain a Total Capital to risk-weighted assets ratio of at least 14% and a Tier 1 Capital to adjusted total assets ratio of at least 9%.

In addition, the Bank committed to:

•                  adopt a written strategic plan covering at least a three-year period;

•                  review and revise its written loan policy;

•                  obtain an independent review of its loan program; and

•                  review the adequacy, and establish a program to maintain the adequacy of, its allowance for loan losses.

On February 5, 2008, the OCC issued a Termination of the Agreement by and between the Bank and the Comptroller of the Currency pursuant to which the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operation do not require the continued existence of the agreement.

Federal Reserve Resolutions

On October 21, 2004, pursuant to the request of the Federal Reserve Bank of Atlanta, the Company’s Board of Directors adopted resolutions (the “Resolutions”) that provide that the Company shall not (without the prior written approval of the Federal Reserve Bank of Atlanta):

•                  incur debt (or take any action, such as refinancing) that would cause a change in debt instruments or a change in any of the terms of any existing debt instruments;

•                  declare or pay dividends to its shareholders; or

•                  reduce its capital position by purchasing or redeeming treasury stock.

The Resolutions also require quarterly financial information on the parent company, the subsidiary bank and written progress on the financial condition of the organization be provided to the Federal Reserve Bank of Atlanta.

Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.  The Bank is precluded from paying dividends until it is cumulatively profitable.  The Company is currently prohibited from paying dividends without Federal Reserve Bank of Atlanta approval pursuant to the Resolutions.

The Bank is required by federal law to obtain prior approval of OCC for payments of dividends if the total of all dividends declared by our Board of Directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  See “First Century Bank—Prompt Corrective Action” above.

Item 1A.                 Risk Factors.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.  The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We have experienced significant losses since our inception and have a significant accumulated deficit.

We experienced losses of $3.5 million in 2008, $1.7 million in 2007, and $1.2 million in 2006.  We also had an accumulated deficit of $7.6 million and $11.1 million at December 31, 2007 and December 31, 2008, respectively.  In the last several years, we have experienced a significant amount of management turn-over, been subject to a formal order with the OCC, and devoted a substantial amount of our time and attention to seeking a merger partner.  In late 2006, we terminated our merger agreement with El Banco Financial Corporation.  In many respects, the Bank was essentially reorganized with the investment and leadership of Mr. Blanton, our Chief Executive Officer.  We raised capital in two private placements in 2007, and the OCC terminated our formal agreement in February 2008.  We expect to become profitable beginning in the first quarter of 2009.  To become profitable, we must increase our net interest income and non-interest income above existing levels.  To accomplish this, we need to attract more customers and make more loans.  Although we believe we are taking the appropriate steps to accomplish these goals, there is a risk that we will not be successful and that we will never become profitable.

We have only recently adopted our new business plan and may not be able to implement it effectively.

Our future performance will depend on our ability to implement our new business plan successfully.  This implementation will involve a variety of complex tasks, including identifying and expanding into new geographic areas through branch expansion in the northern Georgia market, recruiting qualified executives and employees at all levels and integrating them within our organization, managing significant influx of capital and developing new services for our anticipated customers.  Any failure or delay in executing these initiatives, whether due to regulatory delays or for other reasons, which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could materially adversely affect our business, financial condition, and results of operations.

We may need to raise additional capital, which may not be available or may only be available on unfavorable terms.

Our strategic plan contemplates the infusion of significant capital.  If we are unable to raise significant capital, we will be required to modify our business plan.  If we proceed with our strategic plan with less than optimal capital, this shortage of capital may adversely affect our ability to implement our business plan and generate revenue.  Specifically, we are required by regulatory authorities to maintain adequate levels of capital to support our operations. We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $569,000 at December 31, 2008.

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

Lending money is our primary business.  Our success depends to a significant extent upon the quality of our assets, particularly loans.  In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  In determining the amount of the allowance, we consider several factors, including:

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

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.  At December 31, 2008, our allowance for probable loan losses represented 2.2% of our total loans, 62.4% of our total non-performing assets, and 114.3% of our total non-performing loans.  If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability will suffer.

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

Federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our results of operations.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions.  We are in the early stage of discussions to combine operations with First Covenant Bank, a bank with $190 million in assets as of December 31, 2008, headquartered in Norcross, Georgia.  Any combination or acquisition would require the approval of the federal and state regulatory authorities.  In addition, the Bank has opened several new offices and we may also expand into new lines of business or offer new products or services.  Specifically, we have opened new loan production offices in Oakwood and Athens, Georgia.  Subject to regulatory approval, we intend to open branch offices in these and other cities in our target markets.

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

We have not acquired another institution and we lack experience in handling any of these risks.  In addition, there is also a risk that any expansion effort will not be successful.  Once opened, if these new branches are not able to increase or generate loan and deposit portfolios to a point where net interest income covers their start-up and operating costs, then our investment in these new markets will generate unsatisfactory or even negative returns and could materially adversely affect our business, financial condition, and results of operations.

Our success depends on our ability to identify and retain individuals with experience and relationships in the markets in which we compete.

Our success depends, in part, on our ability to identify and retain experienced key management members with local expertise and relationships in our market.  Recently, the Bank hired three new Market Presidents, Chris England, Kurt Hansen, and Michael Harris, to serve the markets of South Hall County (Oakwood), Gainesville, Oconee and Athens-Clarke Counties, respectively.  If these new officers fail to perform their duties satisfactorily or are unable to obtain loan and deposit market share, our investment in these new markets will generate unsatisfactory or even negative returns and could materially adversely affect our business, financial condition, and results of operations.

If any of the Bank’s senior officers were to leave the employ of the Bank or become unable to perform their duties for any reason, we would have to replace them.  We expect that competition for qualified management will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in our markets.  Even if we identify individuals that we believe could assist us in growing our presence in the market, we may be unable to recruit these individuals away from more established banks.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy.  Our inability to identify, recruit, and retain talented personnel would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

We have previously identified weaknesses in our overall credit risk management process.

In a series of audits conducted during the last quarter of 2003 and first quarter of 2004 by the Bank’s internal and external auditors and the OCC, several weaknesses were identified in the overall credit risk management process of the Bank.  To address these weaknesses, bank management contracted with an independent loan review company, Professional Bank Services, Inc., to perform a major review of the Bank’s loan portfolio.  The purpose of the review was to identify problem loans and ensure proper reserves were allocated and/or the problem loans were charged-off.  Significant work was done to reduce loan exceptions which totaled over 1,400 at that time to less than a hundred at the completion of this effort.  The Bank’s policy for maximum loan exceptions today is 30.  A substantial number of loans were charged off during the 2003 and 2004 time frame based on the findings of the independent loan audit company and the Bank’s internal loan review.  The Bank continues to use the services of an external, independent loan review company.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the OCC, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, making loans, charging interest rates, paying interest rates on deposits, and locations of branches. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our current status as “adequately capitalized,” rather than “well capitalized” and any failure to remain “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our capital stock, and our ability to make acquisitions.

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

In addition, as a regulated entity, we are subject to examination and supervision and can be requested by our regulators to implement changes to our operations. We have addressed areas of regulatory concern, including interest rate risk, through the adoption of board resolutions and improved policies and procedures.

Moreover, changes in federal laws regarding the oversight of mortgage brokers and lenders could adversely affect our ability to originate, finance, and sell our residential mortgage loans. The enactment of federal laws, such as licensing requirements for mortgage bankers, applicable to the types of mortgage loans we originate could increase our costs of operations and adversely affect our origination volume, which would negatively impact our business, financial condition, and results of operation.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the EESA.  Pursuant to the EESA, the Treasury has the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under the EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.  We do not know what actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially adversely affect our business, financial condition, and results of operation.

In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TGLP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components.  First, the TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest-bearing transaction accounts

(typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a basis point fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  Second, the TLGP includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009.  For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We did not opt out of the TAGP and the DGP.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury’s Troubled Asset Relief Program (“TARP”), which includes programs under TARP such as the Capital Purchase Program.

There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

If we participate in the Capital Purchase Program our shareholders ownership interests and voting powers will be diluted and other rights of shareholders could be adversely affected.

Based on the standard documentation for the Capital Purchase Program, if we participate in the Capital Purchase Program, the effects on the rights of our shareholders would include: (i) restrictions on the payment of dividends to holders of our common stock and (ii) restrictions on distributions of assets to our shareholders upon a liquidation or dissolution and until satisfaction of any liquidation preference granted to preferred shares issued in connection with the Capital Purchase Program.  In addition, if we participate in the Capital Purchase Program, our shareholders may suffer dilution of their equity interests and voting power upon exercise of any warrants granted to the Treasury.

Our regulatory capital ratios meet the guidelines established by our regulators for “adequately capitalized” financial institutions but do not meet the guidelines established by our regulators for “well-capitalized” institutions.

As a result of the operating losses we have experienced, our regulatory capital ratios fell below thresholds established by our regulators for “well-capitalized” institutions.  While our capital ratios remain in excess of levels established for “adequately capitalized” financial institutions, as a result of falling below the “well-capitalized” level, we will be required, among other things, to obtain the approval of the FDIC before participating further in the brokered deposit market, which could materially adversely affect our business, financial condition, liquidity and results of operations.

Current adverse market conditions have resulted in a lack of liquidity and reduced business activity.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  To the extent a weak institution in our market merges with or is acquired by a stronger institution, the competition within the market may increase.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  A prolonged lack of available credit with resulting reduced business activity could materially adversely affect our business, financial condition, and results of operations.

Recent negative developments in the financial industry and the domestic and international credit markets may result in more legislation and regulatory oversight.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing well into 2009.  A continued recession could reduce the profitability and therefore the credit worthiness of the Bank’s customers and prospective customers.  As a result of the “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits (including through interest rate wars) and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s Capital Purchase Program have been adopted.  Furthermore, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to obtain deposits or originate loans, and could materially adversely affect our business, financial condition, and results of operations.

The economic downturn, especially in Northern Georgia, has had an adverse effect on the quality of our loan portfolio and our financial performance.

The principal focus of the Bank and its lending officers has been, and continues to be, the financing of growth and management of the deposits of small businesses within the target market of the Bank.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  The economic downturn has adversely affected these small businesses to a greater degree than more highly capitalized and larger corporations.  The negative impact of the general economic conditions on these businesses in the markets in which we operate has adversely affected our business, financial condition, and results of operations.

Economic recession over a prolonged period or other economic problems in Hall, Oconee and Athens-Clarke Counties, Georgia or in our state or nation generally have had, and may continue to have, a material adverse impact on the quality of our loan portfolio and the demand for our products and services.  For example, the downturn in the local economy has made it more difficult for borrowers to repay their loans and this could lead to loan losses, which could in turn reduce our net income and profitability.

The value and liquidity of real estate or other collateral that secures our loans in our market area has been, and may continue to be, adversely affected by the economic downturn.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets. We often secure loans with real estate collateral. As of December 31, 2008, approximately 81%, of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during this period of reduced real estate values, our business, financial condition, and results of operations could be negatively affected.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid $35,711 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks which use brokered deposits, such as our Bank.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to do so.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. At December 31, 2008, we held approximately $2.7 million of loans that were not eligible for purchase by these agencies but which may be eligible for purchase in the future. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans, particularly second lien mortgages and home equity lines of credit. These trends could continue. These conditions have resulted in losses, write downs and impairment charges in the mortgage business, which have continued through the fourth quarter of 2008, and we have curtailed various product offerings and limited our mortgage originations generally to Fannie Mae and Freddie Mac eligible mortgages. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations. In the event the allowance for loan losses is insufficient to cover such losses, earnings, capital and parent company liquidity could be adversely affected.

Changes in interest rates and our ability to successfully manage interest rate fluctuations may reduce our profitability.

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as Regions Bank, Wachovia Bank, N.A., SunTrust Bank and Bank of America, N.A.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  We also compete with local community banks in our market, such as Peach State Bank and Hamilton Bank.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.

In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms and insurance companies to affiliate, a number of larger financial institutions and other corporations offering wider variety of financial services than we currently offer could enter and aggressively compete in the markets we currently serve.  Many of these competitors have substantially greater resources, lending limits and operating histories than we do and may offer services that we do not or cannot provide.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Moreover, we may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.  We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $569,000, at December 31, 2008.  These limits are significantly less than the limits for most of our competitors, and as a result we will have difficulty in obtaining business from the larger customers in our market area.  We seek to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.  Nevertheless, because this amount is substantially lower than the lending limit for most of our competitors, it is difficult for us to compete for many loan relationships.

Efforts to comply with Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

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

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the value of our common stock could decline, or our ability to obtain any necessary equity or debt financing could suffer. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions and may vote to take actions adverse to our interests.

Our directors and executive officers, as a group, beneficially owned approximately 51% of our outstanding common stock as of December 31, 2008.  One of our directors, William R. Blanton, who is also our Chief Executive Officer, owns approximately 26.8% of our outstanding common stock as of December 31, 2008.  The directors and executive officers, as a result of their ownership, have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors.  The directors and executive officers may vote to cause the company to take actions with which shareholders do not agree or that are not beneficial to our shareholders.

One of our directors and major shareholders, William R. Blanton, holds an executive position, serves on the board of directors of two other banks and holds significant shares of banks within our target market and could vote to take actions adverse to our interests.

William R. Blanton, our Chief Executive Officer and a director of the Company and the Bank, who owns approximately 26.8% of our common stock, has 35 years of banking experience and holds interest in various banks across North Georgia.  As a result of his interest in other banks, Mr. Blanton may vote to cause the Company to take actions with which the shareholders do not agree or that are not beneficial to its shareholders.

Mr. Blanton spends a portion of his time as the Chief Executive Officer, Vice-Chairman and as a director of First Covenant Bank, a bank with $190 million in assets as of December 31, 2008, headquartered in Norcross, Georgia.  Mr. Blanton currently owns approximately 16.6% of the outstanding shares of First Covenant Bank.  We currently have a data processing agreement and master services agreement with First Covenant Bank and we may enter into additional agreements with First Covenant Bank in the future.  See “Transactions by Directors, Officers and Ten Percent Shareholders.”  We also are currently exploring the opportunity of combining operations with First Covenant Bank.  Any transaction would be subject to the approval of our independent directors and require the approval of federal and state regulatory authorities.

Mr. Blanton also serves on the board of directors of United Americas Bankshares, Inc. and its subsidiary bank, United Americas Bank, a bank with $240 million in assets as of December 31, 2008, in Atlanta, Georgia.  Mr. Blanton is the largest shareholder of United Americas Bankshares, Inc. and owns approximately 17.1% of United Americas Bankshares, Inc., which consists of 120,000 of outstanding shares and warrants to purchase an additional 100,000 shares which are immediately exercisable.  Mr. Blanton’s application for a change of control was approved and allows Mr. Blanton to acquire up to 100% of the outstanding shares of United Americas Bankshares, Inc.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

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

In January 2008, the Bank opened an online mortgage division in Atlanta doing business as Century Point Mortgage. The Bank has subleased 3,477 square feet of space at 1455 Lincoln Parkway, Suite 250, Atlanta, Georgia for this division.

In May 2008, the Bank opened a loan production office in Oakwood, Georgia.  The Bank has leased approximately 1,800 square feet of office space located at 3715 Mundy Mill Road, Suite A, Oakwood, Georgia for 12 months at $2,175 per month for this office.

In July 2008, the Bank opened a loan production office in Athens, Georgia.  The Bank has leased approximately 1,400 square feet of office space at located at 1551 Jennings Mill Road, Suite 1600A, Bogart, Georgia for 12 months at $1,100 per month for this office.

Item 3.                    Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority.

Item 4.                    Submission of Matters to a Vote of Security-Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 23, 2009, the Company had 4,505,797 shares of common stock outstanding and approximately 921 shareholders of record.   There is currently no market for our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future.  In 2008, we were aware of a few trades at $1.50 per share.  There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market.  There is only incomplete information about trades of our shares and the prices at which any shares have traded.

During 2008, we issued 2,246,669 shares of our common stock, of which 1,305,001 were issued in the fourth quarter, in consideration of $3,370,006 before expenses to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.  The shares were sold by our officers and directors with the assistance of our sales agents, Commerce Street Capital, LLC and FIG Partners, L.L.C.  Our common stock was sold only to investors that we believed were accredited investors.  Our directors and officers received no compensation in connection with the sale of shares.

 We have not declared or paid any cash dividends on our common or preferred stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  If we decide to pay cash dividends in the future, it will be at the discretion of our Board of Directors and will be dependent upon any regulatory restrictions, our financial condition, results of operation, capital requirements, level of indebtedness and such other factors as our Board of Directors deems relevant.  The principal source of our cash revenues is dividends from the Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to us in the form of cash dividends.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).

Moreover, on October 21, 2004, pursuant to the request of the Federal Reserve Bank of Atlanta, our Board of Director’s adopted resolutions that provide that we shall not, without the prior written approval of the Federal Reserve Bank of Atlanta, declare or pay dividends to our shareholders.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this annual report, as well as with an understanding of our short operating history.

General

First Century Bancorp. was incorporated in 2000 for the purpose of becoming a bank holding company.  We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act, and the bank holding company laws of Georgia.  We have one bank subsidiary, First Century Bank, National Association, which opened for business on March 25, 2002.  The Bank is also subject to various federal banking laws and regulations.

The following discussion describes our results of operations and assesses our financial condition.  Our discussion and analysis for the years ended December 31, 2008 and 2007 is based on our audited financial statements for such periods.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during the years ended December 31, 2008 and 2007 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the EESA.  Pursuant to the EESA, the Treasury has the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. Regardless of whether we are approved for participation in the Capital Purchase Program and choose to participate, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements.  Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2008 included elsewhere in this annual report.

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

Pursuant to the terms of the formal agreement, we committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans. Following discussions with the OCC, on January 26, 2006, our Board of Directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC agreed to a 90 day waiver of certain commitments contained in the formal agreement.

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

In April 2007, Mr. Blanton purchased 738,008 shares of our common stock at $2.71 per share in a private placement.  We also issued Mr. Blanton a warrant (the “Original Warrant”) to purchase up to 738,008 shares at $2.71 per share. The Original Warrant has no expiration date and contains provisions which provide for automatic adjustments in price and shares purchasable under the Original Warrants in the event additional securities are issued below or have a conversion or exercise price below the current Original Warrant exercise price.  We received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares, which we used for working capital purposes.

In September 2007, Mr. Blanton transferred a portion of the Original Warrant to purchase 184,502 shares to Silver Hill Enterprises, LP, an entity controlled by William Evans, one of our directors.

In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 of shares.  The investors in that offering also received warrants (the “B Warrants”) to acquire 75,000 shares of common stock at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the B Warrants.  As with the Original Warrant, the B Warrants have no expiration date and contain provisions which provide for automatic adjustments in price and shares purchasable under the warrants in the event additional shares or warrants are issued below the current warrant exercise price.

As a result of the issuance of the B Warrants with an exercise price below the $2.71 exercise price, the exercise price and number of shares of common stock purchasable under the Original Warrant adjusted as follows: (a) with respect to Mr. Blanton, from 553,506 shares at $2.71 per share to 1,000,001 shares at $1.50 per share; and (b) with respect to Silver Hill Enterprises, LP, from 184,502 shares at $2.71 per share to 333,334 shares at $1.50 per share.

In June 2008, Mr. Blanton and Silver Hill Enterprises, LP transferred a portion of the Original Warrant to purchase shares to John Allen Nivens, Jr. and Richard Kramer Whitehead, III, each a director of the Company and to Homestead Investment, LLC, which is controlled by the father of one of our directors, William A. Bagwell, Jr.

Following the transfers and the adjustments to the Original Warrant, the following persons hold rights to purchase shares of common stock at the exercise price of $1.50 under the Original Warrant and the B Warrants:  (i) Mr. Blanton holds rights to purchase 850,254 shares; (ii) Silver Hill Enterprises, LP holds rights to purchase 283,418 shares; (iii) Mr. Nivens holds rights to purchase 69,165 shares; (iv) Mr. Whitehead holds rights to purchase 69,165 shares; and (v) Homestead Investment, LLC and Mr. Bagwell collectively hold rights to purchase 136,332 shares.

In July 2008, we commenced a private offering of shares of our common stock to a limited number of accredited investors.   We are using the net proceeds for working capital purposes, including the possible redemption of preferred stock.  There is no minimum number of shares which must be sold in order for us to accept subscriptions in the offering, and no assurance can be given as to whether we will sell any additional shares in the offering.  During 2008, we had received proceeds of $3,370,006 from the sale of 2,246,669 shares in the offering.  The common stock to be sold in the offering has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report, as well as with an understanding of our short operating history.

Results of Operations

A net loss of $3,515,000 was incurred for 2008, up $1,769,000, from the net loss of $1,746,000 that was incurred during 2007.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest expenses.  Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income grew 10%, to $837,000, for the year ended December 31, 2008, compared to $764,000 for the year ended December 31, 2007.

The provision for loan losses grew $525,000, or 455%, to $640,000 for the year ended December 31, 2008, compared to $115,000 for the year ended December 31, 2007.  This increase was due to a $18.8 million increase in our loan portfolio and our response to deteriorating economic conditions, which caused us to apply higher risk weightings to the qualitative factors utilized in determining appropriate levels of reserves.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  The Bank continues to demonstrate the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans.

Total non-interest income for the year ended December 31, 2008 was $609,000, compared to $60,000 for the year ended December 31, 2007.  Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  The increase in non-interest income for 2008 was primarily due to an increase in fees earned on mortgage originations, due to the establishment of the mortgage division. Non-interest expenses in 2008 were $4,321,000, compared to $2,455,000 in 2007.  The largest component of non-interest expenses is salaries and employee benefits, which totaled $2,006,000 for the year ended December 31, 2008, compared to $1,161,000 for the year ended December 31, 2007.

Net Interest Income

For the years ended December 31, 2008 and 2007, net interest income totaled $837,000 and $764,000, respectively.  Interest income from loans, including fees, was $1,722,000, which represented a lower yield of 7.53% in 2008, compared to the 8.64% yield earned in 2007.  The falling interest rate environment of 2008 had a negative impact on the Bank’s adjustable rate loans.  Interest expense totaled $1,586,000 for the year ended December 31, 2008, compared to $1,453,000 in 2007.  The net interest margin realized on earning assets and the interest rate spread were 2.20% and 2.11%, respectively, for the year ended December 31, 2008, as compared to an interest rate margin of 2.47% and interest rate spread of 2.07% in 2007.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2008 and 2007 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	(Amounts presented in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$22,865	$1,723	7.53%	$18,446	$1,635	8.64%
Investment securities and other investments	9,481	562	5.93%	9,077	416	4.59%
Interest bearing deposits	1,522	39	2.57%	426	23	5.25%
Federal funds sold	4,154	99	2.39%	2,969	143	4.76%
Total interest earning assets	38,021	2,423	6.37%	30,918	2,217	7.04%

Other non-interest earnings assets	4,873			3,520

Total assets	$42,894			$34,438

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,096	$23	2.08%	$1,518	$44	2.93%
Savings and money market	3,818	106	2.77%	916	18	1.92%
Time	29,072	1,354	4.66%	23,731	1,239	5.23%
Federal funds purchased	21	1	1.58%	180	9	2.08%
Borrowings	3,214	103	3.21%	2,882	143	4.99%
Total interest-bearing liabilities	37,221	1,586	4.26%	29,227	1,453	4.97%
Other non-interest bearing liabilities	2,797			1,987
Shareholders’ equity	2,876			3,224

Total liabilities and shareholders’ equity	$42,894			$34,438

Excess of interest-earning assets over interest-bearing liabilities	$800			$1,691

Ratio of interest-earning assts to interest-bearing liabilities	102.15%			105.79%

Net interest income		$836			$764

Net interest spread			2.11%			2.07%

Net interest margin			2.20%			2.47%

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

2008 Compared to 2007

	Increase (decrease) due to changes in
	Volume	Rate	Net

Change
Interest income on:
Loans (including loan fees)	$333	$(246)	$87
Investment securities	24	122	146
Interest bearing deposits	28	(12)	16
Federal funds sold	28	(72)	(44)
	413	(208)	(205)

Interest expense on:
Deposits:
Interest-bearing demand	(9)	(12)	(21)
Savings and money market	81	7	88
Time	249	(134)	115
Borrowings	11	(51)	(40)
Federal funds purchased	(3)	(6)	(9)
	329	(196)	133

	$84	$(12)	$72

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At December 31, 2008, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, that are expected to mature, prepay, or reprice in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

	At December 31, 2008
	Maturing or Repricing in
	(dollars in thousands)
	Three Months	Four Months	1 to 5	Over 5
	or Less	to 12 Months	Years	Years	Total
Interest-earning assets:
Investment securities	$2,937	$—	$6,595	$9,173	$18,705
Federal funds sold	700	—	—	—	700
Loans	5,433	8,915	20,758	4,859	39,965

Total interest-bearing assets	9,070	8,915	27,353	14,032	59,370

Interest-bearing liabilities:
Deposits:
Savings and demand	6,726	—	—	—	6,726
Time deposits	10,411	30,338	6,609	—	47,358
Other Borrowings	—	2,000	—	—	2,000

Total interest-bearing liabilities	17,137	32,338	6,609	—	56,085

Interest sensitive difference per period	$(8,068)	$(31,490)	$(10,746)	$3,286	$3,286
Cumulative interest sensitivity difference	$(8,068)	$(23,422)	$20,744	$14,032
Cumulative difference to total interest earning assets	(13.59)%	(53.04)%	(18,10)%	5.53%

At December 31, 2008, the difference between the Bank’s liabilities and assets repricing within one year was $23,422,000, therefore the Bank’s balance sheet was liability-sensitive in a rising rate environment.  A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change.  Because rate-sensitive interest-bearing liabilities exceed rate sensitive assets, in a rising rate environment the Bank’s earnings position is exposed to declining earnings.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

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

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  The provision charged to expense was $640,000 for the year ended December 31, 2008, as compared to the $115,000 that was charged against earnings in 2007.  The loan portfolio increased by approximately $18.8 million during the year ended December 31, 2008.  The allowance for loan losses was $838,000, or 2.20%, of gross loans at December 31, 2008, compared to $276,000, or 1.43%, of gross loans at December 31, 2007.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.

In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities.  We consider the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on credit review examinations conducted by regulatory authorities and third-party review services.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market area.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	December 31,
	2008		2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$215	26%	$77	10%
Real estate - mortgage	301	36%	95	46%
Real estate - construction	282	33%	40	36%
Consumer	40	5%	64	8%
	$838	100%	$276	100%

The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

	For the years ended December 31,
	2008	2007

Balance at the beginning of period	$276	$446
Charge-offs:
Commercial, financial and agricultural	—	106
Real estate - mortgage	48	136
Real estate - construction	—	—
Consumer	79	93
Total Charged-off	127	335

Recoveries:
Commercial, financial and agricultural	2	2
Real estate - mortgage	—	4
Consumer	47	44
Total Recoveries	49	50

Net Charge-offs	78	285

Provision for Loan Loss	640	115

Balance at end of period	$838	$276

Total loans at end of period	$38,101	$19,305

Average loans outstanding	$21,749	$19,632

As a percentage of average loans:
Net loans charged-off	0.58%	1.45%
Provision for loan losses	2.94%	.59%
Allowance for loan losses as a percentage of:
Year end loans	2.20%	1.43%

Non-Performing Assets

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

At December 31, 2008, there were $957,000 in loans outstanding, which were accounted for as non-accrual loans whereas there were $851,000 in outstanding loans accounted for as non-accrual loans at December 31, 2007, an increase of $106,000, or 12%.  Non-performing assets increased $670,000, or 71%, from December 31, 2007 to December 31, 2008.  Interest income that would have been reported on the non-accrual loans in 2008 approximated $53,800 and in 2007 totaled $34,200.  Interest income recognized on impaired loans approximated $15,900 and $97,000 in 2008 and 2007, respectively.

At December 31, 2008, the allowance for loan losses represented 52%  of the amount of non-performing loans, compared to 32% at December 31, 2007.  The coverage level of the allowance at December 31, 2008 increased from the coverage level at December 31, 2007 due to an increase in the provision for loan losses.  A significant portion, or 79%, of nonperforming loans at December 31, 2008 are secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected our loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2008 and 2007 (amounts are presented in thousands):

	December 31,
	2008	2007

Other real estate and repossessions	$—	$98

Non-accrual loans	957	851

Accruing loans 90 days or more past due	662	—
Total non-performing assets	$1,619	$949
As a percentage of gross loans:	4.25%	4.92%

Non-interest Income and Expense

The Bank has experienced significant growth in 2008 due to the implementation of several key initiatives, including the opening of Century Point Mortgage, a division of the Bank, and the two loan production offices in Oakwood, Georgia and Athens, Georgia.  All these divisions were initiated due to favorable market conditions and the Bank’s ability to attract and hire experienced bankers to lead these new divisions.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  Total non-interest income for the year ended December 31, 2008 grew to $609,067, compared to $60,165 for the year ended December 31, 2007, an increase of $548,902, or 912%.  The increase in non-interest income in 2008 was primarily due to an increase in fees earned on mortgage origination, due to the establishment of the mortgage division near the end of 2007.

In furtherance of the growth initiatives the Bank hired a team of talented individuals in the Bank’s respective markets based on mergers and acquisitions occurring within the banking industry in the spring of 2008.  The Bank has hired four Divisional Presidents, six key lending personnel, and seven Mortgage origination/support staff since September 30, 2007.  The salary and benefit expense of this additional staff hired to drive our growth initiatives constitutes the majority of the increase of the non-interest expense from 2007 to 2008.  Total non-interest expense for the year ended December 31, 2008 was $4,321,305, as compared to $2,454,955 for the year ended December 31, 2007, an increase of $1,866,350, or 76%.  Salaries and benefits, the largest component of non-interest expense, was $2,006,318 for the year ended December 31, 2008, compared to $1,161,072 for the year ended December 31, 2007.

The Bank’s growth initiative has included the opening of two strategic locations in 2008 as well as our online mortgage division, Century Point.  Total occupancy and equipment expense was $485,775 for the year ended December 31, 2008, compared to $356,737 for the year ended December 31, 2007.  Total occupancy expense for 2008 was higher than 2007 due to the addition of the online mortgage division and the two loan production offices.  The portion of the increase in occupancy expense attributable to the online mortgage division was $56,259, for the year ended December 31, 2008.  The portion of the increase in occupancy expense attributable to the Oakwood and

Athens, Georgia loan production offices was $55,656 and $19,371, respectively, for the year ended December 31, 2008.  Telephone expense and office supply expense also increased during the respective time periods due to the establishment of these new locations.

Professional fees totaled $274,953 for the year ended December 31, 2008, compared to $195,745 for the year ended December 31, 2007.  The $79,207 increase was attributable to $55,000 in legal expenses and $24,000 in audit fees.

Marketing expense totaled $430,260 for the year ended December 31, 2008, compared to $83,827 for the year ended December 31, 2007.  Of the $346,433 increase, $230,000 was attributable to the Century Point Mortgage Internet advertising.  As a national, Internet-based lender, the mortgage division’s business model depends on online lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders. Key elements of the division’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engine optimization and social media tools.  An additional $104,000 in advertising expenses was attributable to a marketing campaign that included billboards and various other media advertisements targeted at the Gainesville, Oakwood and Athens, Georgia markets.

The Bank entered into a data processing contract to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  We believe this change, which was completed in September 2008, will enable the Bank to decrease its costs and increase its flexibility in data processing.  Data processing expense totaled $546,596 for the year ended December 31, 2008, compared to $319,411 for the year ended December 31, 2007.  The increase was primarily due to data processing conversion expenses.  A contract termination fee of $207,000 was assessed by the Fidelity Information Systems, the Bank’s old data processing host.

Other loan related expenses totaled $206,221 for the year ended December 31, 2008, compared to $76,546 for the year ended December 31, 2007.  A portion of the increase, $27,000, is due to losses from the sale of repossessed assets and foreclosed properties.  The remaining portion was attributable to higher loan origination costs related to increase in volume of loan production.

Other expenses totaled $57,466 for the year ended December 31, 2008, compared to $19,693 for the year ended December 31, 2007.  The increase is primarily due to the amortization of sofware costs associated with the Century Point Mortgage division.

The following table shows the components of noninterest expense incurred for year ended December 31, 2008 attributable to the growth of the Company:

				Bank &
				Parent	Century
	December 31,	December 31,	Increase /	Increase /	Point		New Locations Opened in 2008
	2008	2007	(Decrease)	(Decrease)	Mortgage	SBA	Oakwood	Athens	Consolidated

Salaries and employee benefits	$2,006,318	$1,161,072	$845,247	$34,745	$416,595	$7,882	$255,911	$130,113	$845,247
Occupancy expenses	485,775	356,737	129,039	(30,543)	56,259	28,296	56,656	19,371	129,039
Professional fees	274,953	195,745	79,207	56,954	19,678	911	1,665	—	79,207
Marketing	430,260	83,827	346,433	104,243	231,733	188	8,320	1,948	346,433
Data Processing	546,596	319,411	227,185	195,213	25,631	0	4,645	1,697	227,185
Telephone	69,148	33,494	35,654	4,522	11,085	7,604	9,978	2,465	35,654
Postage/Freight	42,407	32,111	10,296	5,039	4,569	126	544	17	10,296
Insurance, Tax & Assessment	131,931	121,320	10,610	7,718	1,754	752	350	36	10,610
Office Supplies	70,231	55,000	15,231	156	4,983	2,613	4,841	2,639	15,231
Other Loan Related Expense	206,221	76,546	129,675	39,775	70,528	27	17,785	1,560	129,675
Other	57,466	19,693	37,773	10,144	17,384	3,950	5,932	363	37,773

Total noninterest expense	$4,321,305	$2,454,955	$1,866,350	$427,966	$860,199	$52,349	$365,628	$160,208	$1,866,350

Income Taxes

At December 31, 2008, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $11,440,000 and $11,916,000, respectively, which will expire beginning in 2022 if not previously utilized.  The utilization of the net operating loss carry forward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company.

Financial Condition

Total assets increased $24,227,000, or 63%, from December 31, 2007 to December 31, 2008.  The primary sources of the increase were in gross loans, which increased $18,796,000, or 97%, and investment securities, which increased $9,874,000, or 117%, during the year ended December 31, 2008. Federal funds sold were reduced $5,538,000, or 89%, during 2008, and shifted into higher yielding earning assets.

Total deposits increased $26,115,000, or 84%, from December 31, 2007 to December 31, 2008.  This increase was planned by management to provide funds for anticipated loan growth.  In addition, the economic uncertainty and falling deposit rates during the late third and fourth quarters of 2008 resulted in the Bank’s customer base preferring certificate of deposit accounts over transaction accounts as many individuals diversified deposits between several financial institutions.  The Bank’s local deposit market is very competitive, and the Bank will at times lose deposits to financial institutions paying higher interest rates.  The Bank uses brokered deposits and deposits from institutional investors to mitigate the risk within the certificate of deposit portfolio subject to local high rate competition.  Management has also focused on increasing transaction deposits and is having early success with this effort.  Management expects most of the results from these efforts will be reflected in early 2009 and beyond as the new management team continues to acquire customers from the local community.

Total shareholders’ equity decreased $330,000, from $3,494,000, at December 31, 2007, to $3,164,000, at December 31, 2008.  During 2008, we raised $3,370,006 in additional capital through the sale of common stock in a private placement.  The capital was used to fund $3,515,000 in net operating losses for the year ended December 31, 2008.

Loans

Gross loans totaled approximately $37,944,000 at December 31, 2008, an increase of $18,639,000, or 97%, since December 31, 2007.  This increase was due to the addition of two loan production offices in Oakwood and Athens, Georgia.  Management is continuously investigating opportunities to generate loan growth and diversify its loan portfolio.  Balances within the major loans receivable categories as of December 31, 2008 and December 31, 2007 are as follows (amounts are presented in thousands):

	2008		2007

Commercial, financial and agricultural	$4,495	12%	$3,339	17%
Real estate — mortgage	26,411	70%	13,865	72%
Real estate — construction	5,236	14%	509	3%
Consumer	1,801	5%	1,592	8%

	$37,944	100%	$19,305	100%

As of December 31, 2008, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

	Commercial	Real Estate Mortgage	Real Estate Construction	Consumer	Total
Within 1 year	$2,572	$5,257	$3,860	$638	$12,327
1 to 5 years	1,924	16,580	1,376	878	20,758
Over 5 years	—	4,574	—	285	4,859

Totals	$4,495	$26,411	$5,236	$1,801	$37,944

As of December 31, 2008, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
Within 1 year	$1,572	$1,000	$2,572
1 to 5 years	1,585	339	1,924
Over 5 years	—	—	—

Real estate — Mortgage
Within 1 year	$3,784	$1,473	$5,257
1 to 5 years	14,371	2,208	16,580
Over 5 years	3,570	1,005	4,574

Real estate — Construction
Within 1 year	$881	$2,979	$3,860
1 to 5 years	691	685	1,376
Over 5 years	—	—	—

Consumer
Within 1 year	$397	241	$638
1 to 5 years	849	29	878
Over 5 years	285	—	285

Investment Securities

Investment securities available-for-sale increased $2,696,000, from $8,404,000, at December 31, 2007, to $11,100,000, at December 31, 2008. Investment securities held-to-maturity increased $7,178,000, from $0, at December 31, 2007, to $7,178,000, at December 31, 2008.

Investment securities as of December 31, 2008 are summarized as follows (amounts are presented in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Government agencies	$2,382	$58	$—	$2,440
Mortgage-backed securities	7,928	27	(30)	7,926
Equity Securities	874	1	(140)	735

	$11,183	86	(170)	$11,100
Securities Held to Maturity
Mortgage-backed securities	$7,178	—	$(48)	$7,130

Investments securities as of December 31, 2007 are summarized as follows (amounts are presented in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Government agencies	$4,898	$13	$(3)	$4,908
Mortgage-backed securities	3,513	4	(22)	3,495

	$8,412	$17	$(24)	$8,404

The following outlines the unrealized losses and fair value by (amounts are presented in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2008
Securities Available for Sale
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,690	(21)	200	(8)	1,891	(30)
Other Securities - Equity	484	(140)	—	—	484	(140)

	2,174	(161)	200	(8)	2,374	(170)

Securities Held to Maturity
Mortgage-backed securities	7,130	(48)	—	—	7,130	(48)

2007
Securities Available for Sale
U.S. Government agencies	$—	$—	$1,997	$(3)	$1,997	$(3)
Mortgage-backed securities	436	(5)	1,521	(17)	1,957	(22)

	$436	$(5)	$3,518	$(20)	$3,594	$(24)

Management evaluates securities for other than temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  At December 31, 2008, 9 of the 25 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage backed securities, and 2 of the 3 equity and other securities contained unrealized losses. Because the declines in market value of investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2008.

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown below (amounts are presented in thousands).  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S Government Agencies
Within 1 Year	$500	$501	$—	$—
1 to 5 Years	400	403	—	—
5 to 10 Years	982	1,035	—	—
Over 10 Years	500	500	—	—
Equity Securities
1 to 5 Years	874	735	—	—
Mortgage Backed Securities	7,928	7,926	7,178	7,130

	$11,183	$11,100	$7,178	$7,130

Proceeds from called investments available for sale were $3,896,493 in 2008, and $0 in 2007.  Gross realized gains totaled $3,507 in 2008 and $0 in 2007.  Gross realized losses totaled $0 in 2008 and $0 in 2007.

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented as of December 31, 2008 (amounts are presented in thousands):

	U.S. Government Agencies	Weighted Average Yields	Mortgage Backed Securities	Weighted Average Yields	Equity Securities	Weighted Average Yields
3 Months or Less	$500	3.63%	$1,383	5.99%	$—	—%
After 3 Months through 1 Year	400	4.15	951	8.93	—	—
After 1 through 5 years	—	N/A	6,929	6.99	874	7.87
Over 5 years	1,482	5.58	5,842	6.90	—	—

Deposits

At December 31, 2008, total deposits were $57,121,000 an increase of $26,115,000, or 84%, from December 31, 2007. Demand deposits (interest bearing and non-interest bearing) totaled $4,118,000, and increase of $1,255,000, or 44%, during 2008.  Money Market Deposit Accounts and savings deposits increased $4,460,000, or 376%, and time deposits increased $20,402,000, or 76%, during the same time period.

Balances within the major deposit categories as of December 31, 2008 and December 31, 2007 are as follows (amounts are presented in thousands):

	2008		2007
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$3,036	N/A	$1,567	N/A
Interest-bearing demand deposits	1,082	2.08%	1,296	3.01%
MMDA and Savings deposits	5,645	2.77%	1,185	1.24%
Time deposits less than $100,000	35,944	4.67%	26,152	5.16%
Time deposits over $100,000	11,414	4.54%	806	5.32%
	$57,121		$31,006

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2008 are summarized as follows (amounts are presented in thousands):

Within 3 months	$955
After 3 through 6 months	2,512
After 6 through 12 months	7,408
After 12 months	539

Total	$11,414

Capital Resources

Total shareholders’ equity decreased from $3,494,000 at December 31, 2007, to $3,164,000, at December 31, 2008.  During 2008, we raised $3,370,006 in additional capital through the sale of common stock in a private placement.  The capital was used to fund $3,515,000 in net operating losses for the year ended December 31, 2008.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet specific minimum levels of capital adequacy, which are expressed in the form of ratios.  Capital is separated into Tier 1 capital (essentially common stockholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in our assets, provide for the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at December 31, 2008:

Tier 1 capital (to risk-weighted assets)	8.04%
Total capital (to risk-weighted assets)	9.29%
Tier 1 capital (to total average assets)	6.07%

In July 2008, we commenced a private offering of shares of our common stock to a limited number of accredited investors.  We are using the net proceeds for working capital purposes, including the possible redemption of preferred stock.  There is no minimum number of shares which must be sold in order for us to accept subscriptions in the offering, and no assurance can be given as to whether we will sell any additional shares in the offering.  During 2008, we had received proceeds of $3,370,006 from the sale of 2,246,669 shares in the offering.  The common stock to be sold in the offering has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Liquidity

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds.  To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs.  As of December 31, 2008, the Bank was “adequately capitalized” but was not “well-capitalized” and as a result the Bank will be required, among other things, to obtain approval of the FDIC before further participating in the brokered deposit market which may adversely affect the Bank’s liquidity.  It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and our local funding requirements.

Although the Bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans depends on the economic conditions in the Bank’s market areas.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  The Bank has a line of credit totaling $9,783,000, representing 20% of the Bank’s total assets at September 30, 2008.  At December 31, 2008, the Bank has one advance from the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $2,000,000.  The advance bears interest at a fixed interest rate of 2.497 percent and matures on May 1, 2013.  The Bank has pledged as collateral investment securities with a carrying amount of $10,135,777 and eligible residential and commercial real estate loans with a carrying amount of $8,271,517 at December 31, 2008 .

At December 31, 2007, the Bank had two advances from the FHLB in the amount of $4,000,000.  The advances matured during 2008.  The Bank had pledged as collateral investment securities available for sale with a carrying amount of $7,009,675 at December 31, 2007.

The Bank has lines of credit available with correspondent banks which represent available credit for overnight borrowing from financial institutions.  As of December 31, 2008 and 2007, these secured lines of credit totaled $1,000,000 and $2,000,000, respectively, of which no balances were outstanding.  The Bank has pledged investment securities with a carrying amount of $1,428,000 as collateral for the one line available at December 31, 2008.

In December 2008, the Bank was approved to borrow from the Federal Reserve Bank discount window program.  As of December 31,2008 the Bank’s primary borrowing capacity was $5,442,000, based on pledged investment securities with a carrying amount of $5,815,000.

Cash and cash equivalents as of December 31, 2008 decreased $6,124,000 from December 31, 2007.  Net cash used by operating activities totaled $2,385,000 in 2008.  Inflows from financing activities totaled $27,345,000, which were attributable to net increase in deposits of $26,115,000, while financing activities resulting from the issuance of common stock provided the Company cash proceeds in the amount of $3,370,006.

During 2008, net cash used by investing activities totaled $31,084,000.  Maturities, calls and principal pay-downs of investment securities provided $5,839,000.  Also, proceeds from the sale of Other Real Estate provided an additional $159,000 to cash and cash equivalents.  Cash from investing activities was used for increased lending of $20,822,000 and for purchases of investment securities available-for-sale of $8,288,000, purchases of securities held-to-maturity of $7,166,000, and equity securities with no readily available market value of $312,000.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2008:

Commitments to extend credit	$3,093,000
Standby letters of credit	$261,000

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

Selected Ratios

The following table sets out specified ratios of the Company for the years indicated.

	2008	2007

Net loss to:
Average shareholders’ equity	(121.19)%	(36.51)%
Average assets	(7.68)%	(3.17)%
Dividends to net loss	—	—
Average equity to average assets	6.33%	8.68%

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141R). The statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. The Company expects SFAS No. 141R would have an impact on its consolidated financial statements when effective if it acquires another company, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

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

Item 8.                                                           Financial Statements.

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

•                  Consolidated Statements of Comprehensive Income (Loss);

•                  Consolidated Statements of Changes in Shareholders’ Equity;

•                  Consolidated Statements of Cash Flows; and

•                  Notes to Consolidated Financial Statements.

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.                 Other Information.

During 2008, we issued 2,246,669 shares of our common stock, of which 1,305,001 were issued in the fourth quarter, in consideration of $3,370,006 before expenses to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.  The shares were sold by our officers and directors with the assistance of our sales agents, Commerce Street Capital, LLC and FIG Partners, L.L.C.  Our common stock was sold only to investors that we believed were accredited investors.  Our directors and officers received no compensation in connection with the sale of shares.

PART III

Item 10.                                                    Directors, Executive Officer, Promoters, Corporate Governance.

Directors

The Company’s Board of Directors consists of eight members.  Each director serves a one-year term, expiring at the annual meeting of shareholders, upon the election and qualification of the director’s successor.  The following table shows for each director:  (a) his or her name; (b) his or her age at December 31, 2008; (c) how long he or she has been a director of the Company; and (d) his or her position(s) with the Company.

Name (Age)	Director Since	Position with the Company

William A. Bagwell, Jr. (37)	2007	Director of the Company and Bank

William R. Blanton (61)	2007	Director of the Company and Bank

Lanny W. Dunagan (57)	2002	Director of the Company and Bank

William M. Evans, Jr. (57)	2007	Director of the Company and Bank

Gilbert T. Jones, Sr. (72)	2000	Director of the Company and Bank

J. Allen Nivens, Jr. (33)	2007	Director of the Company and Bank

Dr. Wendell A. Turner (51)	2001	Director of the Company and Bank

R.K. Whitehead III (43)	2007	Director of the Company and Bank

Background of Directors

William A. Bagwell, Jr.  Mr. Bagwell has been employed by Homestead Investments, LLC, a real estate investment company, since 2005.  Prior to that employment, Mr. Bagwell served from 1999 to 2005 as the Vice President of the Greater Hall Chamber of Commerce.  Mr. Bagwell holds a bachelor of science degree in political science from Presbyterian College.

William R. Blanton.  Mr. Blanton has over 35 years of banking experience and serves as the Chairman of our Board of Directors and our Chief Executive Officer.  Mr. Blanton currently serves as Chief Executive Officer of First Covenant Bank.  Mr. Blanton is also President of CINC Systems, LLC, a software company specializing in software for the banking and non-profit industries, and Accounting Integrators’, LLC a software company specializing in integrating non-profit organizations depository accounts with banks.  In addition, he is the managing member of Terrazza Realty Advisors, LLC and Terrazza Realty Investments, LLC, real estate investment companies.  Mr. Blanton served as President of First Capital Bank from August 1989 through November 2005.  Mr. Blanton has also held executive positions with Investors Bank & Trust in Duluth, Georgia and several other community banks.  In addition, Mr. Blanton previously served as President of Bank Analysts, a bank consulting firm and as an examiner for the Georgia Department of Banking and Finance.  Mr. Blanton serves on the board of directors of First Covenant Bank, United Americas Bankshares, Inc., and its subsidiary United Americas Bank, and Kings Ridge Christian School.  Mr. Blanton holds a degree in accounting from Georgia State University.

Lanny W. Dunagan.  Mr. Dunagan is a Hall County native and is the sole owner of Lanny Dunagan’s Welding Service, a company he founded in 1984.  He is a member and trustee of Hopewell Baptist Church in Gainesville, Georgia.

William M. Evans, Jr.  Mr. Evans is the President of Fox Creek Properties, Inc., a land development business, a position he has held since 1993.  He is also a Vice-President with Piedmont Investments.  Mr. Evans has been a founding member of three banks:  Heritage Bank, Premier Bankshares and Piedmont Bank.  He most recently served as chairman of Piedmont Bank from 2001 until its sale in 2006 to PrivateBancorp, Inc. which is publicly traded under the symbol PVTB.  Mr. Evans holds a degree in accounting and finance from West Georgia College and an M.B.A. from the University of Georgia.

Gilbert T. Jones, Sr.  Mr. Jones retired in 2008.  Prior to his retirement he was the sole owner and President of Great Southern Resource and Investment Inc., a development and construction company.  Mr. Jones is a graduate of the Woodrow Wilson College of Law.

J. Allen Nivens, Jr.  Mr. Nivens engages in commercial and acreage sales with The Norton Agency, a real estate and insurance firm in North Georgia, a position he has held since 2005.  From 2003 through 2005, Mr. Nivens served as the Vice President of Commercial Lending at Hamilton State Bank.  Prior to that position, he served as a commercial lender for Regions Bank from 1998 through 2003.  In the community, Mr. Nivens is Chairman of the John Jarrard Foundation, on the Gainesville State College Foundation Executive Board, on the Greater Hall Chamber of Commerce Board and the 2006 Hall County Young Man of the Year.  Mr. Nivens holds a degree in management from the Georgia Institute of Technology.

Dr. Wendell A. Turner.  Dr. Turner is a medical doctor and has been practicing with Gainesville Gynecology, LLC since 2007.  Prior to opening Gainesville Gynecology, LLC, he practiced with Lanier OB/GYN Associates LLC from 2003 until 2007.  Dr. Turner holds an associates degree in art from Clayton State College and a bachelor of science degree in chemistry from the Georgia Institute of Technology.  He received his M.D. degree from the Medical College of Georgia in 1982.

R.K. Whitehead III.  Mr. Whitehead has served as the President of Whitehead Die Casting Co., an aluminum and zinc die casting manufacturer, since 1990.  Mr. Whitehead is also the President of WDI Company, a real estate business located in Gainesville, Georgia.  In addition, he currently serves as Chairman of the Greater Hall Chamber of Commerce and as Chairman of the Finance Committee of the Northeast Georgia Health System.  Mr. Whitehead holds a bachelor of mechanical engineering from the Georgia Institute of Technology.

Executive Officers

The table below shows the following information for the Company’s and the Bank’s executive officers as of March 30, 2009:  (a) his or her name; (b) his or her age at December 31, 2008; (c) how long he or she has been an executive officer of the Company; and (d) his or her positions with the Company and the Bank:

Name (Age)	Executive Officer Since	Position with the Company and Business Experience

William R. Blanton (61)	2008	Chairman, President and Chief Executive Officer of the Company and the Bank

Denise Smyth (45)	2008	Principal Financial and Accounting Officer of the Company and the Bank

Chris England (50)	2008	President of the South Hall division of the Bank

Kurt A. Hansen (41)	2008	President of the Gainesville division of the Bank

Michael A. Harris (43)	2008	President of the Athens division of the Bank

Background of Executive Officers of the Company

The background information for William R. Blanton is provided above under the heading “Background of Directors.”

Denise Smyth.  Ms. Smyth was appointed the Principal Financial and Accounting Officer of the Company in October 2008.  Ms. Smyth has over 20 years of banking industry, accounting and financial reporting experience working for both regional and community banks.  Ms. Smyth also serves as Chief Financial Officer for First

Covenant Bank, a position she has held since July 2006.  Ms. Smyth served as the Regulatory Reporting Manager at Flag Bank in Atlanta from November 2005 until July 2006.  Prior to Flag Bank, Ms. Smyth was the Assistant Controller at First Capital Bank from October 2003 until October 2005.  From 1984 through 1999 she held Accounting Management positions at First Union National Bank, First Fidelity Bank, NA, Village Bank and Union State Bank.  She holds a bachelor of science degree in accounting from St. Thomas Aquinas College and is a certified public accountant.

Background of Executive Officers of the Bank

Chris England.  Mr. England was appointed as the President of the South Hall division of the Bank in April 2008.  Prior to joining us, from 1998 until 2008, Mr. England held various banking positions with Southern Heritage Bank, including Senior Vice President, Executive Vice President and Division President.  Mr. England holds a B.S.I.M. degree from the Georgia Institute of Technology.

Kurt A. Hansen.  Mr. Hansen was appointed as the President of the Gainesville division of the Bank in May 2008.  Prior to joining the Bank, from October 2005 until May 2008, Mr. Hansen served as Senior Vice President of the retail division of Gainesville Bank & Trust, where he managed the retail staff and helped develop the strategic direction for the bank.  From October 2002 until October 2005, Mr. Hansen served as Senior Vice President and Wealth Management Director for BB&T, for both the banking and investment and financial planning divisions.

Michael A. Harris. Mr. Harris was appointed as the President of the Athens division of the Bank in May 2008.  Prior to joining the Bank, from August 2004 until May 2008, Mr. Harris served as Senior Vice President of Commercial Lending at Bank of Athens, a division of Gainesville Bank & Trust.   From April 1999 until August 2004, Mr. Harris worked for Wachovia Bank, N.A., where he served as Vice President of Community Banking, and then as City President.  Prior to joining Wachovia Bank, Mr. Harris held various positions with Bank of America, N.A. from December 1983 until April 1999, including Vice President of Professional and Executive Banking.

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

Based on a review of Section 16(a) reports and written representations from our directors and executive officers, we believe that all of our directors, executive officers and 10% shareholders have made all filings required under Section 16(a) in a timely manner with the exception of the following:

Mr. Blanton failed to timely file a Form 4 for his sale of 55,350 shares of common stock and 99,999 warrants on June 30, 2008.  Mr. Blanton has filed a late Form 4 to report these sales.

Mr. Whitehead failed to timely file a Form 4 for his purchase of  36,900 shares of common stock and 66,665 warrants on June 30, 2008.  Mr. Whitehead has filed a late Form 4 to report these sales.

Mr. Nivens failed to timely file a Form 4 for his purchase of 36,900 shares of common stock and 66,665 warrants on June 30, 2008.  Mr. Nivens has filed a late Form 4 to report these sales.

Mr. Evans failed to timely file a Form 4 for his sale of 18,450 shares of common stock and 33,333 warrants on June 30, 2008, and the purchase of 333,333 common shares by his wife, on December 31, 2008.  Mr. Evans has filed a late Form 4 to report these transactions.

Golden Isles Reinsurance Co. LTD, a beneficial owner of more than ten percent of the Company’s common stock, failed to timely file a Form 3 upon becoming a beneficial owner on January 15, 2009.  Golden Isles Reinsurance Co. LTD has filed a late Form 3 to report its beneficial ownership.

Joe McCart, a beneficial owner of more than ten percent of the Company’s common stock, failed to timely file a Form 3 upon becoming a beneficial owner on January 15, 2009.  Mr. McCart has filed a late Form 3 to report his beneficial ownership.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial and Accounting Officer.  The Company will provide a copy of the Code of Ethics free of charge to any person upon written request to the Company.  Any such request should be addressed to our principal executive office at 807 Dorsey Street, Gainesville, Georgia 30501.

Audit Committee

The Boards of Directors of the Company and the Bank have established a joint Audit Committee for the purpose of reviewing the Company’s annual report and internal audit report of independent public accountants.  The Audit Committee members for 2008 were William R. Blanton, Chairman; Lanny W. Dunagan; Dr. Wendell A. Turner; Gilbert Jones, Sr., William M. Evans, Jr., William A. Bagwell, Jr. J. Allen Nivens and R.K. Whitehead, III.  Each of these members, except our Chief Executive Officer, Mr. Blanton, meets the requirement for independence under applicable NASDAQ listing standards.  Our Board of Directors has determined that Mr. Blanton and Mr. Whitehead qualify as audit committee financial experts under the SEC rules.

Item 11.                 Executive Compensation.

The following table sets forth the annual compensation for certain of our executive officers, for services in all capacities to the Company or our Bank subsidiary for fiscal year 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non- Equity Incentive Plan Comp. ($)	Nonqualified Deferred Comp. Earnings ($)	All Other Comp.(2) ($)	Total ($)
	(in thousands)
William R. Blanton Chief Executive Officer	2008	$0	—	—	$0	—	—	—	$0
R. Allen Smith, Former Principal Executive Officer	2008	$82							$82
	2007	$212	—	—	$24	—	—	—	$236
Chris England President of the South Hall Division of the Bank	2008	$107	—	$7	—	$8	—	—	$122

(1) Represents the FAS 123R expense related to the options held by each individual.

(2) We have omitted information on perquisites and other personal benefits because the aggregate amount of these items does not meet the minimum amount required for disclosure under the SEC’s regulations.

On October 25, 2006, Allen Smith, was named President of the Bank and Principal Executive Officer of the Company.  Prior to this appointment, Mr. Smith had served as a consultant to the Company and its Board of

Directors. Mr. Smith also previously served as Interim Chief Executive and Financial Officer of the Company.  Pursuant to the terms of the consulting arrangement with the Company, Mr. Smith will continue to be paid $125 per hour for his services. Mr. Smith resigned from the position effective May 31, 2008, however, he will continue to be a member of the Board of Directors of First Century Bank.

Change of Control Agreements

We entered into an agreement with Chris England which provides that upon a “Change of Control,” Mr. England would be entitled to receive an amount equal to two times his then current base salary.  “Change of Control” is defined as the exercise of power, directly or indirectly, to direct management or policies of the Company by any person that does not own or control 25% of the common stock or other voting securities of the Company as of the date of the agreement or the acquisition by any person of 25% or more of any class of voting securities.

Outstanding Equity Awards at December 31, 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

R. Allen Smith	100,000	—	$5.00	September 20, 2015

Chris England	—	90,000	$2.00	April 30, 2018

Director Compensation

The directors of the Company were not compensated separately for their services as directors for fiscal year 2008.

Equity Compensation Plan Information

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance as of December 31, 2008 under the following the Company equity compensation plans or agreements:

•      First Century Bancorp., Inc. 2003 Stock Incentive Plan;

•      First Century Bancorp., Inc. Non-Qualified Stock Option Agreement with R. Allen Smith; and

•      First Century Bancorp. Warrant Agreements with certain directors of the Company.

The Stock Incentive Plan was approved by shareholders on May 29, 2003.  At the 2008 Annual Meeting of shareholders, the shareholders approved an amendment to increase the number of shares of our common stock authorized to be reserved for issuance under the Stock Incentive Plan from 125,000 to 750,000.  None of the other equity compensation plans or agreements listed above have been approved by the Company’s shareholders.  Each of those plans or agreements is described below.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plans (excluding shares subject to outstanding options)

Equity compensation plans approved by security holders	438,334	$2.27	311,666
Equity compensation plans not approved by security holders	253,393	$8.03	—

Total	691,727	$4.38	311,166

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

Warrant Agreements with Certain of the Company’s Directors.  On March 25, 2002, the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors.  Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable.  Exercisable warrants will generally remain exercisable for the 10-year period following the date of issuance.  The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events.  As of December 31, 2008, 153,393 warrants remained outstanding of which 153,393 are exercisable.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of December 31, 2008 by (a) each director and the executive officers named in the Summary Compensation Table and (b) the executive officers and all directors, as a group.  The information shown below is based upon information furnished to the Company by the named persons.  Other than the directors, executive officers, and shareholders listed below, we are unaware of any holder of more than 5% of the Company’s common stock.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act.  Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security.  Under the rules, more than one person may be deemed to be a beneficial owner of the same securities.  A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days of December 31, 2008.

Name	Number of Shares	Exercisable Warrants & Options(1)	Total Beneficial Ownership	% of Class (2)	Nature of Beneficial Ownership
Directors:
William A. Bagwell, Jr.	76,994	136,332	213,326	5.2%	Includes warrants to purchase 136,332 shares held by Homestead Investment, LLC
William R. Blanton	442,806	850,254	1,293,060	26.8%
William M. Evans, Jr.	484,129	283,418	767,547	18.0%	Includes warrants to purchase 147,602 shares held by Silver Hill Enterprises LP and 333,333 shares held by Mr. Evan’s spouse
Lanny Dunagan	42,042	13,334	55,376	1.4%	Includes 500 shares held jointly with Mr. Dunagan’s son
Gilbert Jones, Sr.	48,926	20,534	69,460	1.7%	Includes 500 shares held as joint custodian for Mr. Jones’ grandchildren
J. Allen Nivens, Jr.	37,345	69,165	106,510	2.6%
Dr. Wendell Turner	77,327	27,067	104,394	2.6%
R. K. Whitehead, III	37,345	69,165	106,510	2.6%
R. Allen Smith	11,631	100,000	111,631	2.7%

All Directors and Executive Officers as a Group (9 persons):
	1,258,545	1,569,269	2,827,814	51.0%

5 Percent Shareholders:

Richard T. Smith	333,334	0	0	8.4%

Golden Isles Reinsurance Co. Ltd.	666,668	0	0	16.8%
Joe E. McCart	500,000	0	0	16.3%

(1)  Certain directors hold warrants which contain provisions for automatic adjustments of the exercise price for shares and the number of shares purchasable under the warrants if subsequent shares or warrants are issued at a price less than the current exercise price.  The numbers included in the table include the automatic adjustments to such warrants as a result of the warrants issued in connection with the private placement of Series B Preferred Stock.

(2) Based on 3,979,127 shares of common stock of the company outstanding as of December 31, 2008, plus the number of shares which the named person exercising all options or warrants has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

In addition, each loan by the Bank to any officer, director or controlling person of the Bank or any of its affiliates may be made only in compliance with the following conditions:

The loan:

•      must be evidenced by a promissory note naming the Bank as payee and must contain an annual percentage rate which is reasonably comparable to that normally charged to non-affiliates by other commercial lenders for similar loans made in the Bank’s locale;

•      must be repaid according to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans made to non-affiliates in the Bank’s locale;

•      must be made only if credit reports and financial statements, or other reasonable investigation appropriate in light of the nature and terms of the loan and which meet the loan policies normally used by other commercial lenders for similar loans made to non-affiliates in the Bank’s locale, show the loan to be collectible and the borrower a satisfactory credit risk; and

•      the purpose of the loan and the disbursement of proceeds are reviewed and monitored in a manner comparable to that normally used by other commercial lenders for similar loans made in the Bank’s locale.

In April 2007, Mr. Blanton purchased 738,008 shares of our common stock in a private placement at $2.71 per share.  We also issued Mr. Blanton warrants to purchase up to 738,008 shares at $2.71 per share.  The warrant has no expiration date and contains provisions which provide for automatic adjustments in price and shares purchasable under the warrant in the event additional securities are issued below or have a conversion or exercise price below the current warrant exercise price.  We received proceeds of approximately $2,000,000 less fees and expenses related to the sale of the shares, which we used for working capital purposes.  There were no brokerages or underwriting commissions paid in connection with the sale of the shares.

On May 4, 2007, we redeemed 35,000 shares of preferred stock at $10.00 per share that it had issued at the same price per share in 2006 to each of its directors.

In December 2007, we completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 of shares.  The investors in that offering also received warrants to acquire 75,000 shares of common stock at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the warrants.  The warrants have no expiration date and contain provisions which provide for automatic adjustments in price and shares purchasable under the warrants in the event additional shares or warrants are issued below the current warrant exercise price.  As a result of the issuance of the warrants with an exercise price below the $2.71 exercises price, the exercise price and the number of shares of common stock purchasable under the warrant issued to Mr. Blanton adjusted as follows:  (a) with respect to Mr. Blanton, from 553,506 shares at $2.71 per share to 1,000,001 shares at $1.50 per share; and (b) with respect to Silver Hill Enterprises, LP, from 184,502 shares at $2.71 per share to 333,334 shares at $1.50 per share.

In September 2008, the Bank entered into a data processing contract and master services agreement to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  Pursuant to the agreements, First Covenant will provide services to implement and service host system computer software which will provide the Bank with the essential banking processing and accounting functions for deposit products, loans and general ledger accounting.  The term of each contract is 12 months, with the option to renew for additional 12 month periods.  We believe this change will enable the Bank to decrease its costs and increase its flexibility in data processing.  Mr. Blanton serves as a director and as the Chief Executive Officer of First Covenant Bank.  Ms. Smyth serves as the Chief Financial Officer for First Covenant Bank.

The Bank has contracted with CINC Systems, LLC (“CINC”) to provide web and server hosting facilities.  For the year ended December 31, 2008 the total paid to CINC for these services was $10,000.  Mr. Blanton is President of CINC.

The Bank has certain mortgage loans with a carrying amount of $2,742,062 and $2,895,901 as of December 31, 2008 and 2007, respectively, which were purchased from United Americas Bank, an entity in which Mr. Blanton owns approximately 17.1%

The Bank has certain loans with a carrying amount of $1,741,760 and $0 as of December 31, 2008 and 2007, respectively, which were purchased from First Covenant Bank, an entity in which William R. Blanton is a principal owner.

The Bank sold certain loans with a carrying amount of $10,113,232 and $0 as of December 31, 2008 and 2007, respectively, to First Covenant Bank, an entity in which William R. Blanton is a principal owner.

During 2008, we raised $3,370,006 in additional capital throught he sale of common stock in a private placement.  The capital was used to fund $3,515,000 in net operating losses for the year ended December 31, 2008.  In connection with this private placement, Olivia Evans, the wife of one of our directors, William M. Evans, Jr. purchased 333,333 shares.  The following persons also purchased shares in the private placement and became owners of over 5% of our oustanding common stock: (a) Richard T. Smith purchased 333,334 shares; (b) Golden Isles Reinsurance Co. LTD. Purchased 666,668 shares; and (c) Joe E. McCart purchased 500,000 shares.

Director Independence

The Board of Directors determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NASDAQ Global Market listing standards.  The Board of Directors determined that each of the following non-employee directors is independent and has no material relationship with the Company, except as a director and shareholder of the Company:  William Bagwell, Jr., William Evans, Jr., Lanny W. Dunagan, Gilbert T. Jones, Sr., J. Allen Nivens, Jr., Dr. Wendell A. Turner and R.K. Whitehead, III.  In addition, based on such standards, William R. Blanton is not independent because he serves as our Chief Executive Officer.

Item 14.                 Principal Accounting Fees and Services

The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2008 and 2007 by McNair, McLemore, Middlebrooks & Co., LLP.

	2008	2007
Audit Fees (1)	$44,501	$48,203

Audit-Related Fees(2)	12,942	—

Tax Fees (3)	3,691	3,407

All Other Fees	—	—

Total Fees	$61,134	$51,610

(1)    Represents fees related to the audit and quarterly reviews of consolidated financial statements of the Company and review of regulatory filings.

(2)    Represents fees related to consents and comfort letter related to Private Placement Memorandum.

(3)    Represents fees related to tax compliance, tax advice and tax planning service.

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

Item 15.                 Exhibits List.

Exhibit
Number	Description

3.1	Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2	Amendment to Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3	Second Amendment to the Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 2, 2007.

3.4	Third Amendment to the Articles of Incorporation of First Century Bancorp.

3.5	Amended and Restated Bylaws of First Century Bancorp.

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Form of common stock certificate of First Century Bancorp. Incorporated by reference to Exhibit 4(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1*	First Century Bancorp. Amended and Restated 2003 Stock Incentive Plan.

10.2*	Form of Incentive Stock Option Award. Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.3*	Form of Nonqualified Stock Option Award. Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.4*	Form of First Century Bancorp. Organizer’s Warrant Agreement. Incorporated by reference to Exhibit 10(iv) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

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

10.7	Agreement Concerning Severance Compensation and Benefits Upon a Change of Control by and between First Century Bank and Chris England dated as of August 29, 2008.

21.1	Subsidiaries of First Century Bancorp.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1

99.1	Audited Financial Statements

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CENTURY BANCORP.

By:	/s/ William R. Blanton
William R. Blanton,
Chief Executive Officer

Date: March 31, 2009

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R. Blanton, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto the attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that these attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Blanton	Chairman and Principal Executive Officer	March 31, 2009
William R. Blanton

/s/ Denise Smyth	Principal Financial and Accounting Officer	March 31, 2009
Denise Smyth

/s/ William A. Bagwell	Director	March 31, 2009
William A. Bagwell

/s/ William M. Evans, Jr.	Director	March 31, 2009
William M. Evans, Jr.

/s/ J. Allen Nivens, Jr.	Director	March 31, 2009
J. Allen Nivens, Jr.

/s/ Lanny W. Dunagan	Director	March 31, 2009
Lanny W. Dunagan

/s/ Gilbert T. Jones, Sr.	Director	March 31, 2009
Gilbert T. Jones, Sr.

/s/ Wendell A Turner	Director	March 31, 2009
Dr. Wendell A. Turner

/s/ R. K. Whitehead, III	Director	March 31, 2009
R. K. Whitehead, III

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2	Amendment to Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3	Second Amendment to the Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 2, 2007.

3.4	Third Amendment to the Articles of Incorporation of First Century Bancorp.

3.5	Amended and Restated Bylaws of First Century Bancorp.

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Form of common stock certificate of First Century Bancorp. Incorporated by reference to Exhibit 4(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1*	First Century Bancorp. Amended and Restated 2003 Stock Incentive Plan.

10.2*	Form of Incentive Stock Option Award. Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.3*	Form of Nonqualified Stock Option Award. Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.4*	Form of First Century Bancorp. Organizer’s Warrant Agreement. Incorporated by reference to Exhibit 10(iv) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

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

10.7	Agreement Concerning Severance Compensation and Benefits Upon a Change of Control by and between First Century Bank and Chris England dated as of August 29, 2008.

21.1	Subsidiaries of First Century Bancorp.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1

99.1	Audited Financial Statements

*Indicates management contract or compensatory plan or arrangement.