Form 10-Q
period 2009-03-31
FIRST CENTURY BANCORP.
filed 2009-05-15
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 4,837,231shares of common stock, no par value per share, were issued and outstanding as of May 8, 2009

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2009	December 31,
	(Unaudited)	2008

Cash and Cash Equivalents
Cash and Due from Banks	$2,147,768	$1,525,027
Federal Funds Sold	—	700,000

Total Cash and Cash Equivalents	2,147,768	2,225,027

Investment Securities
Available for Sale, at Fair Value	10,748,584	11,100,067
Held to Maturity, at Cost (Fair Value of $19,322,150, and $7,129,889 as of March 31, 2009 and December 31, 2008. respectively)	19,400,539	7,178,040
	30,149,123	18,278,107

Other Investments	470,870	427,170

Loans Held for Sale	1,255,092	1,863,750

Loans	37,251,342	37,943,602
Allowance for Loan Losses	(391,909)	(838,234)
Net deferred loan costs	143,888	157,468

Loans, Net	37,003,321	37,262,836

Premises and Equipment	2,389,709	2,425,568

Other Assets	402,427	396,053

Total Assets	$73,818,310	$62,878,510

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,
	2009	December 31,
	(Unaudited)	2008

Deposits
Non-interest-Bearing	$3,771,322	$3,036,337
Interest-Bearing	60,506,892	54,084,517

Total Deposits	64,278,214	57,120,854

Borrowings	4,700,000	2,000,000

Other Liabilities	783,310	593,755

Total Liabilities	69,731,523	59,714,609

Shareholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares Authorized; 75,000 Shares Issued and Outstanding	750,000	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 4,715,796 and 3,979,127 Shares Issued and Outstanding in 2009 and 2008, Respectively	14,575,494	13,572,151
Accumulated Deficit	(11,098,578)	(11,075,145)
Accumulated Other Comprehensive (Loss)	(170,129)	(83,105)

Total Shareholders’ Equity	4,056,787	3,163,901

Total Liabilities and Shareholders’ Equity	$73,818,310	$62,878,510

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	Three Months Ended
	2009	2008
Interest Income
Loans, Including Fees	$575,699	$358,423
Investments	564,492	87,257
Interest Bearing Deposits	27	20,989
Federal Funds Sold	165	44,046
Total Interest Income	1,140,383	510,715

Interest Expense
Deposits	485,400	349,325
Borrowings	15,760	41,892
Total Interest Expense	501,160	391,217

Net Interest Income	639,223	119,498
Provision for Loan Losses	—	—
Net Interest Income (Loss) After Provision for Loan Losses	639,223	119,498

Non-interest Income
Service Charges and Fees on Deposits	14,145	5,757
Gain on Sale or Call of Investment Securities	—	3,507
Mortgage Origination and Processing Fees	334,116	20,397
Other	118	7,778
Total Non-interest Income	348,379	37,439

Non-interest Expense
Salaries and Employee Benefits	491,125	388,383
Occupancy and Equipment	109,624	114,457
Professional Fees	52,097	54,812
Other	358,192	211,242
Total Non-interest Expense	1,011,038	768,894

Loss Before Income Taxes	(23,436)	(611,957)
Provision for Income Taxes	—	—

Net Loss	$(23,436)	$(611,957)

Basic Loss Per Share	$(.01)	$(.35)

Weighted Average Shares Outstanding	4,073,905	1,732,458

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE  MONTHS ENDED MARCH 31

(UNAUDITED)

	Three Months Ended
	2009	2008

Net Loss	$(23,436)	$(611,957)

Other Comprehensive Income (Loss), Net of Tax
Gain (Loss) on Securities Arising During the Quarter	(87,024)	51,670
Reclassification Adjustment	—	(3,507)
Unrealized Gain (Loss) on Securities	(87,024)	48,163

Comprehensive Loss	$(110,460)	$(563,794)

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities
Net Loss	$(23,436)	$(611,957)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities
Depreciation, Amortization and Accretion	(134,383)	41,425
(Gain) Loss on Sale of Other Assets	7,264	—
Gains on Investment Securities	—	(3,507)
Stock Compensation Expense	17,806	630
Change In
Loans Held for Sale	608,658	(1,900,400)
Other Assets	(13,638)	(84,066)
Other Liabilities	189,556	59,762

Net Cash Used by Operating Activities	651,827	(2,498,113)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(5,206,550)	(2,539,844)
Proceeds from Sales of Investment Securities Available for Sale	3,956,124	—
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	638,775	3,231,380
Purchases of Investment Securities Held to Maturity	(11,606,889)	—
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	445,529	—
Purchases of Other Investments	(43,700)	(13,650)
Net Change in Loans	259,515	1,178,617
Purchases of Premises and Equipment	(14,788)	(24,258)

Net Cash Provided (Used) by Investing Activities	(11,571,984)	(1,832,245)

Cash Flows from Financing Activities
Net Change in Deposits	7,157,360	(1,578,094)
Proceeds from Borrowings	2,700,000	—
Proceeds from the Issuance of Common Stock	1,105,005	—
Payment of Stock Issuance Costs	(119,467)	—

Net Cash Provided by Financing Activities	10,842,898	(1,578,094)

Net Increase (Decrease) in Cash and Cash Equivalents	(77,259)	(2,243,962)

Cash and Cash Equivalents, Beginning	2,225,027	8,349,446

Cash and Cash Equivalents, Ending	$2,147,768	$6,105,484

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

First Century Bancorp. (the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Century Bank, National Association (the “Bank”), which is headquartered in the Gainesville, Georgia.  The Company also operates two loan production/deposit productions offices (LP/DP) in south Hall County and in Oconee-Clarke County.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of March 31, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2008 Form 10-K.

In certain instances, amounts reported in prior years’ consolidated financial statements and note disclosures have been reclassified to conform to statement presentations selected for March 31, 2009.  Such reclassifications had no effect on previously reported stockholders’ equity or net loss.

As reported in the accompanying consolidated financial statements, the Company has incurred a net loss of $23,436 and $611,957 for the three months ended March 31, 2009 and 2008, respectively, and has an accumulated deficit of $11,098,578 as of March 31, 2009.  These conditions create an uncertainty about the Company’s ability to continue as a going concern.  Management of the Company has developed a capital plan to maintain minimum capital levels equal to or above those determined by regulatory authorities through the issuance of additional common stock in a private placement offering.  During the first quarter, the Company received proceeds of $1,105,005 from the sale of 736,669 shares in the offering.  The ability of the Company to continue as a going concern is dependent on the success of the capital plan.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. The statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. The Company expects SFAS No. 141R would have an impact on its consolidated financial statements if it acquires another company, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which provides guidance for accounting and reporting of non-controlling (minority) interests in consolidated financial statements. The Company adopted SFAS No. 160 effective January 1, 2009.  The Company does not hold minority interests in subsidiaries, therefore  SFAS No. 160 had no impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments.  The FSP eliminates the requirements for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity.  Conversely, the new FSP requires the issuer to recognize on OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery.  In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI.  In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis, or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP provides additional guidance for determining fair value based on observable transactions.  The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset of Liability’s fair value.  Conversely,  if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments.  The FSP provides that publicly traded companies shall provide information concerning fair value of is financial instruments whenever it issues summarized financial information for interim reporting periods.  In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption.  The FSP is effective for interim reporting periods after June 15, 2009.

NOTE 2 — CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed on our annual report on Form 10-K.

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

NOTE 3 — STOCK COMPENSATION PLANS

The Company granted a total of 30,000 options to new employees during the quarter ended March 31, 2009.  These options have an exercise price of $1.50 per share, vest over a five year period and terminate ten years after the date of grant.  In addition, the Company modified the exercise price from $2.00 per share to $1.50 per share for 421,000 options that had been previously granted in 2008.  All other terms remained the same for the modified options.  The modification increased the cost of the modified grants by $17,252 which will be amortized over the remaining vesting period. Total unrecognized compensation cost related to non-vested options granted as of March 31, 2009 was $302,982, and is expected to be expensed ratably over the remaining vesting periods of the stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:  expected volatility of 91.76 percent, risk-free interest rate of 1.89 percent, dividend yield of 0 percent, and expected life of 6.50 years using the “simplified method” described in SEC Staff Accounting Bulletin No. 110.

NOTE 4 — NET LOSS PER SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2009 and 2008 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE 5 — INVESTMENT SECURITIES

Investment securities as of March 31, 2009 and December 31, 2008 are summarized as follows.

	March 31, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government Agencies	$1,381,960	$1,434,388	$—	$—
State and Political Subdivisions	322,979	315,623	—	—
Other Securities	873,680	561,680	—	—
Mortgage Backed Securities	8,340,095	8,436,893	19,400,539	19,322,150
	$10,918,714	$10,748,584	$19,400,539	$19,322,150

	December 31, 2008
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government Agencies	$2,381,588	$2,439,538	$—	$—
Other Securities	873,680	734,800	—	—
Mortgage Backed Securities	7,927,904	7,925,729	7,178,040	7,129,889
	$11,183,172	$11,100,067	$7,178,040	$7,129,889

NOTE 6 — LOANS

Gross loans totaled $37,251,342 at March 31, 2009, a decrease of $692,260, or 1.8%, since December 31, 2008.  Balances within the major loans receivable categories as of March 31, 2009 and December 31, 2008 are as follows.

	March 31, 2009	December 31, 2008

Commercial, Financial and Agricultural	$2,963,734	$4,495,355
Real Estate-Mortgage	26,931,853	26,411,116
Real Estate-Construction	5,640,930	5,236,464
Consumer	1,714,825	1,800,667

	$37,251,342	$37,943,602

Activity in the allowance for loan losses for the three months ended March 31, 2009 and the twelve months ended December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008

Beginning Balance	$838,234	$275,920
Provision Charged to Operations	0	639,760
Loan Charge-Offs	(450,242)	(127,311)
Loan Recoveries	3,917	49,865

Ending Balance	$391,909	$838,234

NOTE 7 — SHAREHOLDERS’ EQUITY

In July 2008 the Company commenced a private offering of shares of our common stock to a limited number of accredited investors.   The Company anticipates using the net proceeds for working capital purposes, including the possible redemption of preferred stock.  There is no minimum number of shares which must be sold in order for us to accept subscriptions in the offering, and no assurance can be given as to whether, or on what terms we will be able to consummate the proposed offering.  During the first quarter 2009, we received proceeds of $1,105,005 from the sale of 736,669 shares in the offering.  Since commencing the private offering of shares in July 2008, we have received aggregate proceeds of $4,621,985 from the sale of 3,081,323 shares in the offering.  The common stock to be sold in the offering has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of March 31, 2009 and December 31, 2008 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE 9 — REGULATORY MATTERS

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

The Bank’s actual ratios as of March 31, 2009 are as follows:

Tier 1 Capital (to risk-weighted assets)	9.40%
Total Capital (to risk-weighted assets)	10.29%
Tier 1 Capital (to total average assets)	5.80%

NOTE 10 — FAIR VALUE DISCLOSURES

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed.   During the first quarter of 2009, certain impaired loans were partially charged off or re-evaluated resulting in a remaining balance for these loans, net of specific allowance, of $1,014,846 as of March 31, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discount cash flow analysis.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value.  Fair value is determined based on the expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Other Real Estate

Other real estate is reported at the lower of the loan carrying amount at foreclosure or fair value.  Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and is considered Level 2 or Level 3 inputs.

NOTE 11 — SUBSEQUENT EVENTS

On May 1, 2009, Silverton Bank, a correspondent bank based in Atlanta, Georgia, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton. The creation of the bridge bank allows Silverton’s financial institution clients to transition their correspondent banking needs to other providers with the least amount of disruptions. Subject to further developments, the bridge bank is scheduled to continue to operate business as usual through July 29, 2009.

As a result of this development, we believe that it is highly unlikely that we will recover any portion of our investment in the stock of Silverton Bank’s holding company, Silverton Financial Services, Inc. Accordingly, we have recorded an other-than-temporary impairment charge of $62,420 with respect to these securities. This impairment charge, which was recognized in the second quarter and will be reflected in our second quarter results, reduced the carrying value of our investment to zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our 2008 Form 10-K,  as well as with an understanding of our short operating history.

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

•                  our ability to control costs, expenses, and loan delinquency rates;

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

•                  the amount of real estate-based loans, and the weakness in the commercial real estate market;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

Forward-looking statements speak only as of the date on which they are made.   We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

General

First Century Bancorp (the “Company”) was incorporated in 2000 for the purpose of becoming a bank holding company.  We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act, and the bank holding company laws of Georgia.  We have one bank subsidiary, First Century Bank, National Association (the “Bank”), which opened for business on March 25, 2002.  The Bank is also subject to various federal banking laws and regulations.

The following discussion describes our results of operations for the three months ended March 31, 2009 as compared to the same periods ended March 31, 2008 and also analyzes our financial condition at March 31, 2009 compared to December 31, 2008.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements.  Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2008 included in the Company’s 2008 Form 10-K.  Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes.  We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of the Capital Purchase Program (the “CPP”) which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury Department on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduced individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations.  Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury.  Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”).  Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

We will participate in the TAGP and have not opted out of the DGP.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net operating results for the first quarter of 2009 improved 96% over the same period in 2008.  A net loss of $23,436 was incurred for the first three months of 2009 as compared to a net loss of $611,957 for the same period in 2008.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.

Net Interest Income

Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income grew $519,725 to $639,223 for the three months ended March 31, 2009, compared to $119,498 for the same period in 2008.  Management has reallocated cash and non earning assets to higher yielding investment securities and loans.  Even though the falling interest rate environment of 2008 had a negative impact on the Bank’s adjustable rate loan yield, the Bank’s growth has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since March 31, 2008, core deposits have grown approximately $7,800,000, or 154%. The bank has been successful implementing this strategy resulting in an increase in net interest margin of 213%. The net interest margin realized on earning assets was 3.88% for the quarter ended March 31, 2009, as compared to 1.24% for the quarter ended March 31, 2008.

Provision for Loan Losses

Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  We believe our efforts to identify and reduce criticized and classified loans has resulted in an improvement in the overall credit quality of the Bank’s loan portfolio.  The allowance for loan loss was $391,909 (1.05% of total gross loans) at March 31, 2009, compared to $232,519 (1.29% of total gross loans) at March 31, 2008, and $838,234 (2.21% of total gross loans) at December 31, 2008.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.  See “Provision and Allowance for Loan Losses” below for further discussion.

Non-interest Income and Expense

The Bank experienced significant growth in 2008 and 2009 due to several initiatives established and implemented during that time period, including the opening of Century Point Mortgage, a division of First Century Bank, and two LP/DP offices in Oakwood, Georgia and Athens, Georgia.  All these divisions were initiated due to favorable market conditions and the Bank’s ability to attract and hire experienced bankers to lead these new divisions.  During the fourth quarter 2008 the Bank commenced a cost reduction plan that included the analysis of non-interest expenses in an on-going effort to reduce costs and create efficiencies when feasible.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  For the three months ended March 31, 2009 non-interest income grew to $348,379 compared to $37,439 for the same three months ended March 31, 2008, an increase of $310,940, or 831%.  The increase in non-interest income for the first three months of 2009 was primarily due to an increase in fees earned on mortgage origination, due to the establishment of the mortgage division in early 2008.

In furtherance of the growth initiatives the Bank hired a team of talented individuals in the Bank’s respective markets based on mergers and acquisitions occurring within the banking industry in the spring of 2008.  The Bank hired four Divisional Presidents, six key lending personnel, and Mortgage origination/support staff in 2008.  The salary and benefit expense of this additional staff hired to drive our growth initiatives constitutes a significant portion of the increase of the non-interest expense from 2008 to 2009.  For the three months ended March 31, 2009 non-interest expense was $1,011,038 as compared to $768,894 for the three months ended March 31, 2008, an increase of $242,144, or 31%.  Salaries and benefits, the largest component of non-interest expense, was $491,125 for the first three months ended March 31, 2009 compared to $388,383 for the same period a year ago resulting in an overall increase of $102,742.   While salaries and benefits attributable to the offices opened after March 31, 2008 and lending growth initiative increased expenses by approximately $271,000, the Bank was concurrently creating efficiencies attributable to the data processing and master services agreement initiated in September 2008 which resulted in a quarterly reduction in salaries and benefits of approximately $174,000.  A portion of this savings is replaced by the master services agreement expenses that are currently reflected in data processing expense below.

The Bank’s growth initiative included the opening of two strategic locations in 2008 as well as our online mortgage division, Century Point.  Total occupancy and equipment expense was $109,624 for the quarter ended March 31, 2009, compared to $114,457 for the same period a year ago. Total occupancy expense for the first quarter of 2009 was lower than the first quarter of 2008 even with the addition of the online mortgage division and the two LP/DP offices due to the cost cutting initiatives.  Telephone expense, postage and delivery services, and office supply expense were also reduced during the respective time periods even with the costs incurred to establishment of these new locations.

Professional fees remained flat $52,097 for the quarter ended March 31, 2009, compared to $54,812 for the quarter ended March 31, 2008.

Marketing expense totaled $55,782 for the quarter ended March 31, 2009, compared to $34,904 for the quarter ended March 31, 2008.  The increase in marketing expense was primarily attributable to Century Point Mortgage internet advertising.  As a national, internet-based lender, the mortgage division’s business model depends on online lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders. Key elements of the division’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engine optimization and social media tools.

In 2008, the Bank entered into a data processing contract to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  This change, which was completed in September 2008, has enabled the Bank to decrease its costs and increase its flexibility in data processing.  Data processing expense totaled $119,785 for the quarter ended March 31, 2009, compared to $85,550 for the quarter ended March 31, 2008, an increase of $34,235.  The increase includes approximately $55,000 of master services agreement costs mentioned under salaries and benefits above for an ongoing quarterly savings for base data processing expense of approximately $21,000.

Other loan related expenses totaled $82,677 for the quarter ended March 31, 2009, compared to $14,589 for the quarter ended March 31, 2008.  The increase is related to loan origination expenses generated by the Century Point Mortgage division.

Other expenses totaled $31,092 for the quarter ended March 31, 2009, compared to $4,367 for the quarter ended March 31, 2008.  The increase is due to losses of approximately $7,000 on sales of repossessed assets and approximately $24,000 in software licensing related to the set up of the new offices and data processing agreement.

The following table shows the components of noninterest expense incurred for three months ended March 31, 2009 and 2008 and changes attributable to the growth of the Company:

	March 31, 2009	March 31, 2008	Increase / (Decrease)	Main Office Bank & Parent Increase / (Decrease)	Oakwood (opened May 2008)	Athens (opened June 2008)	Century Point Increase/ (Decrease)	Consolidated Increase / (Decrease)

Salaries and employee benefits	$491,125	$388,383	$102,742	$(69,468)	$127,380	$45,102	$(272)	$102,742
Occupancy expenses	109,624	114,457	(4,833)	(28,610)	19,490	7,515	(3,228)	(4,833)
Professional fees	52,097	54,812	(2,715)	(4,777)	—	800	1,262	(2,715)
Marketing	55,782	34,904	20,878	(575)	2,612	—	18,841	20,878
Data Processing	119,785	85,550	34,235	30,451	2,779	1,215	(210)	34,235
Telephone	11,443	12,798	(1,355)	191	656	—	(2,202)	(1,355)
Postage/Freight	5,664	9,839	(4,175)	(4,306)	23	—	108	(4,175)
Insurance, Tax & Assessment	46,293	35,214	11,079	11,154	—	60	(135)	11,079
Office Supplies	5,456	13,980	(8,524)	(8,155)	618	507	(1,494)	(8,524)
Other Loan Related Expense	82,677	14,589	68,088	(3,541)	1,520	1,017	69,092	68,088
Other	31,092	4,368	26,724	14,829	2,605	234	9,056	26,724

Total noninterest expense	$1,011,038	$768,894	$242,144	$(62,807)	$157,683	$56,450	$90,818	$242,144

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. At March 31, 2009, the Bank, as measured by Gap, is in a liability sensitive position within one year.  A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change.  Because rate-sensitive interest-bearing liabilities exceed rate sensitive assets, in a rising rate environment the Bank is exposed to declining earnings.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced in the same magnitude or in the same proportion as general market indicators.

Provision and Allowance for Loan Losses

The allowance for loan losses was $391,909 and $838,234 as of March 31, 2009 and December 31, 2008, respectively.

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

Activity in the allowance for loan losses for the three months ended March 31, 2009 and the twelve months ended December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008

Beginning Balance	$838,234	$275,920
Provision Charged to Operations	—	639,760
Loan Charge-Offs	(450,242)	(127,311)
Loan Recoveries	3,917	4,865
Ending Balance	$391,909	$838,234

The following is a summary of risk elements in the loan portfolio at March 31, 2009 and at December 31, 2008:

	March, 31, 2009	December 31, 2008

Loans on Nonaccrual	$743,729	$957,181
Loans Past Due 90 Days and Still Accruing	734,688	662,000
Other Real Estate Owned and Repossessions	—	—

Total Nonperforming Assets	$1,478,417	$1,619,181

Total Nonperforming Assets as a Percentage of Gross Loans	3.97%	4.25%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $27,710 for the three months ended March 31, 2009 and totaled $53,754 for the twelve months ended December 31, 2008.

Financial Condition

Total assets increased $10,939,800, or 17%, from December 31, 2008 to March 31, 2009.  The primary source of the increase was in investment securities, held to maturity, which increased by $12,222,499, or 170.  Total deposits increased by $7,157,360, or 12%, from December 31, 2008 to March 31, 2009 with a $3,726,382, or 38%, increase in core deposits.  Other borrowings increased by $2,700,000, from December 31, 2008 to March 31, 2009 which was in the form of Federal Reserve Bank discount window program advances.  Total shareholders’ equity increased $892,886 from $3,163,901 at December 31, 2008 to $4,056,787 at March 31, 2009.  During the first quarter of 2009, we raised $1,105,005 in additional capital through the sale of common stock in the private placement.  This increase in capital was partially offset by the $23,434 net loss,  $87,024 net unrealized losses on securities available for sale, and stock issuance costs of $119,467.

Loans

Gross loans totaled approximately $37,251,342 at March 31, 2009, a decrease of $692,260, or 1.8%, since December 31, 2008.  Balances within the major loans receivable categories as of March 31, 2009 and December 31, 2008 are as follows (amounts presented in thousands).

	March 31, 2009	December 31, 2008

Commercial, Financial and Agricultural	$2,963,734	$4,495,355
Real Estate-Mortgage	26,931,853	26,411,116
Real Estate-Construction	5,640,930	5,236,464
Consumer	1,714,825	1,800,667

	$37,251,342	$37,943,602

Deposits

Total deposits as of March 31, 2009 and December 31, 2008 were approximately $64,278,000 and $57,121,000, respectively.  The bank grew core deposits by $2,973,000 during the first three months of 2009, of which $735,000 were non-interest bearing demand deposits.    The bank also grew institutional time deposits of approximately $5,536,000 of brokered deposits in an effort to increase liquidity at a more competitive price than retail CD’s.

Balances within the major deposit categories as of March 31, 2009 and December 31, 2008 are as follows (amounts presented in thousands):

	March 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$3,771	N/A	$3,036	N/A
Interest-bearing demand deposits	1,128	1.10%	1,082	2.08%
MMDA and Savings deposits	7,936	2.28%	5,645	2.77%
Time deposits less than $100,000	31,980	3.47%	35,944	4.67%
Time deposits $100,000 and over	19,463	4.02%	11,414	4.54%

	$64,278		$57,121

Another aspect of EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009.  At March 31, 2009 the Bank had time deposits of $100,000 or more of $19,463,000.  Approximately $300,000, or 2%, of these deposits would not be covered under the new FDIC insurance coverage.

In addition, our subsidiary First Century Bank opted into  the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA.  This guarantee applies to the following transactions:

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

All FDIC institutions are covered until December 5, 2009 at no cost.  After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Capital Resources

Total shareholders’ equity increased from $3,163,901 at December 31, 2008 to $4,056,787 at March 31, 2009.  Proceeds from 736,669 shares of common stock sold during the first quarter of 2009 were $1,105,005.  This increase in capital was partially offset by the $23,436 net loss, the $87,024 unrealized losses on securities available for sale, and stock issuance costs of $119,467 for the three months ended March 31, 2009.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at March 31, 2009:

Tier 1 Capital (to risk-weighted assets)	9.40%
Total Capital (to risk-weighted assets)	10.29%
Tier 1 Capital (to total average assets)	5.80%

The Bank was considered “well capitalized” at March 31, 2009.

In July 2008 we commenced a private offering of shares of our common stock to a limited number of accredited investors.   We anticipate using the net proceeds for working capital purposes, including the possible redemption of preferred stock.  There is no minimum number of shares which must be sold in order for us to accept subscriptions in the offering, and no assurance can be given as to whether, or on what terms we will be able to consummate the proposed offering.  During the first quarter, we received proceeds of $1,105,005 from the sale of 736,669 shares in the offering.  Since commencing the private offering of shares in July 2008, we have received aggregate proceeds of $4,621,985 from the sale of 3,081,323 shares in the offering.  The common stock to be sold in the offering has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Regulatory Matters

In addition to the recent legislation previously discussed relating to the current economic crisis, from time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions.  Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry.  We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

As of March 31, 2009 the Bank has $2,147,768 in cash and cash equivalents as well as $10,748,584 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with commercial banks for short-term secured advances up to $1,000,000.  At March 31, 2009 there were no advances on these lines. Of that total availability, $1,000,000 represents a federal funds purchased line of credit with Silverton Bank, N.A., which was closed by the OCC and the FDIC named Receiver on May 1, 2009. This line of credit will no longer be available after July 2009 and we may seek to obtain a new federal funds line of credit from another correspondent lender.  The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of March 31, 2009, the Bank had advances outstanding of $2,000,000.   The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of March 31, 2009, the Bank had advances outstanding of $2,700,000.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2009:

Commitments to extend credit	$2,882,950
Stand-by letters of credit	$275,952

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter, we issued 736,669 shares of our common stock in consideration of $1,105,005 before expenses to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.  The shares were sold by our officers and directors with the assistance of our sales agents, Commerce Street Capital, L.L.C., and FIG Partners, L.L.C.  Our common stock was sold only to investors that we believed were accredited investors or to non-accredited investors in transactions which were otherwise exempt from registration.  Our directors and officers received no compensation in connection with the sale of shares.

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

FIRST CENTURY BANCORP.
(Registrant)

Date: May 15, 2009	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: May 15, 2009	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.