Form 10-Q
period 2009-06-30
FIRST CENTURY BANCORP.
filed 2009-08-14
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 4,998,820 shares of common stock, no par value per share, were issued and outstanding as of August 9, 2009

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$1,358,864	$1,525,027
Federal Funds Sold	—	700,000

Total Cash and Cash Equivalents	1,358,864	2,225,027

Investment Securities
Available for Sale, at Fair Value	8,518,079	11,100,067
Held to Maturity, at Cost (Fair Value of $18,002,901, and $7,129,889 as of June 30, 2009 and December 31, 2008, respectively)	17,692,947	7,178,040

Total Investment Securities	26,211,026	18,278,107

Other Investments	386,600	427,170

Loans Held for Sale	2,802,000	1,863,750

Loans	37,606,402	37,943,602
Allowance for Loan Losses	(417,277)	(838,234)
Net deferred loan costs	118,054	157,468

Loans, Net	37,307,179	37,262,836

Premises and Equipment	2,346,619	2,425,568

Other Real Estate Owned	653,501	—

Other Assets	374,122	396,053

Total Assets	$71,439,911	$62,878,510

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2009	2008
	(Unaudited)

Deposits
Non-interest-Bearing	$3,163,650	$3,036,337
Interest-Bearing	57,918,566	54,084,517

Total Deposits	61,082,216	57,120,854

Borrowings	4,900,000	2,000,000

Other Liabilities	779,582	593,755

Total Liabilities	66,761,798	59,714,609

Shareholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares Authorized; 75,000 Shares Issued and Outstanding	750,000	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 4,998,820 and 3,979,127 Shares Issued and Outstanding in 2009 and 2008, respectively	14,913,040	13,572,151
Accumulated Deficit	(10,846,724)	(11,075,145)
Accumulated Other Comprehensive (Loss)	(138,203)	(83,105)

Total Shareholders’ Equity	4,678,113	3,163,901

Total Liabilities and Shareholders’ Equity	$71,439,911	$62,878,510

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Interest Income
Loans, Including Fees	$590,446	$382,002	$1,166,144	$740,425
Investments	737,588	126,791	1,302,080	214,048
Interest Bearing Deposits	24	12,438	51	33,427
Federal Funds Sold	0	24,254	166	68,300

Total Interest Income	1,328,058	545,485	2,468,441	1,056,200

Interest Expense
Deposits	444,875	317,513	930,275	666,838
Borrowings	17,683	29,410	33,443	71,302

Total Interest Expense	462,558	346,923	963,718	738,140

Net Interest Income	865,500	198,562	1,504,723	318,060

Provision for Loan Losses	70,000	244,923	70,000	244,923

Net Interest Income (Loss) After Provision for Loan Losses	795,500	(46,361)	1,434,723	73,137

Non-interest Income
Service Charges and Fees on Deposits	17,196	5,893	31,341	11,650
Gain (Loss) on Investment Securities	(37,436)	—	(37,436)	3,507
Mortgage Origination and Processing Fees	674,818	158,022	1,008,934	178,419
Other	133	7,897	251	15,675

Total Non-interest Income	654,711	171,812	1,003,090	209,251

Non-interest Expense
Salaries and Employee Benefits	604,764	553,541	1,095,889	941,924
Occupancy and Equipment	104,851	135,499	214,475	249,956
Professional Fees	85,275	54,700	137,371	109,512
Other	403,467	352,447	761,659	563,689

Total Non-interest Expense	1,198,357	1,096,187	2,209,394	1,865,081

Income (Loss) Before Income Taxes	251,854	(970,736)	228,419	(1,582,693)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$251,854	$(970,736)	$228,419	$(1,582,693)

Basic Earnings (Loss) Per Share	$.05	$(.56)	$.05	$(.91)

Weighted Average Shares Outstanding	4,893,409	1,732,458	4,485,921	1,732,458

The accompanying notes are an integral part of these consolidated statements of operations.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Net Income (Loss)	$251,854	$(970,736)	$228,419	$(1,582,693)

Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Securities Arising During the period	(5,510)	(69,278)	(92,534)	(24,622)
Reclassification Adjustments for (gains) losses included in net income (loss)	37,436	—	37,436	3,507

Other comprehensive income (loss)	31,926	(69,278)	(55,098)	(21,115)

Comprehensive Income (Loss)	$283,780	$(1,040,014)	$173,321	$(1,603,808)

The accompanying notes are an integral part of these consolidated statements of comprehensive income (loss).

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance, December 31, 2008	75,000	$750,000	3,979,127	$13,572,151	$(11,075,145)	$(83,105)	$3,163,901

Issuance of Common Stock	—	—	1,019,693	1,529,541	—	—	1,529,541
Common Stock Issuance Costs	—	—	—	(224,158)	—	—	(224,158)
Stock Compensation Costs	—	—	—	35,506	—	—	35,506
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	—	(55,098)	(55,098)
Net Income	—	—	—	—	228,419	—	228,419

Balance, June 30, 2009	75,000	$750,000	4,998,820	$14,913,040	$(10,846,724)	$(138,203)	$4,678,113

The accompanying notes are an integral part of the consolidated statement of changes in shareholders’ equity.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$228,419	$(1,582,693)
Adjustments to Reconcile Net Income (Loss) to
Net Cash (Used) by Operating Activities
Depreciation	102,173	87,263
Amortization and Accretion	(475,455)	33
Loss on Sale of repossessed assets	7,263	—
Provision for Loan Losses	70,000	244,923
Gains (losses) on Investment Securities	37,436	(3,507)
Stock Compensation Expense	35,506	1,260
Change In
Loans Held for Sale	(938,250)	(1,236,199)
Other Assets	(10,332)	(230,304)
Other Liabilities	185,828	332,406

Net Cash Used by Operating Activities	$(757,412)	$(2,386,818)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(8,251,158)	(4,838,593)
Proceeds from Sales of Investment Securities Available for Sale	6,642,492	—
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	4,269,480	4,552,440
Purchases of Investment Securities Held to Maturity	(11,599,251)	—
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	1,450,860	—
Purchases of Other Investments	(59,550)	(13,650)
Proceeds from Sale of Other Investments	37,700	16,550
Proceeds from Sale of Other Assets	25,000	—
Net Change in Loans	(767,844)	(1,000,233)
Purchases of Premises and Equipment	(23,225)	(180,924)

Net Cash Used by Investing Activities	$(8,275,496)	$(1,464,410)

Cash Flows from Financing Activities
Net Change in Deposits	3,961,362	8,539,220
Proceeds from Borrowings	2,900,000	—
Proceeds from the Issuance of Common Stock	1,529,541	—
Payment of Stock Issuance Costs	(224,158)	—
Net Cash Provided by Financing Activities	8,166,745	8,539,220

Net Increase (Decrease) in Cash and Cash Equivalents	(866,163)	4,687,992

Cash and Cash Equivalents, Beginning	2,225,027	8,349,446

Cash and Cash Equivalents, Ending	$1,358,864	$13,037,438

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$831,104	$784,430
Loans transferred to other real estate	$653,501	$98,000

The accompanying notes are an integral part of the consolidated statements of cash flows.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

First Century Bancorp. (the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Century Bank, National Association (the “Bank”), which is headquartered in the Gainesville, Georgia.  The Company also operates two loan production/deposit productions offices (“LP/DP”) in south Hall County and in Oconee-Clarke County.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit substantially all disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of June 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2008 Form 10-K.

In certain instances, amounts reported in prior years’ consolidated financial statements and note disclosures have been reclassified to conform to statement presentations selected for June 30, 2009.  Such reclassifications had no effect on previously reported stockholders’ equity or net loss.

As reported in the accompanying consolidated financial statements, the Company has reported net income of $251,854 and $228,419 for the three and six months ended June 30, 2009, respectively, and has an accumulated deficit of $10,846,724 as of June 30, 2009  Management of the Company has developed and implemented a capital plan to maintain minimum capital levels equal to or above those determined by regulatory authorities through the issuance of additional common stock in a private placement offering.  The Company’s private offering commenced in July 2008 and was completed on May 14, 2009.  During the second quarter, the Company received proceeds of $424,536 from the sale of 283,024 shares in the offering.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162.  SFAS 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets and SFAS 167, Amendments to FASB Interpretation 46R, which change the way entities account for securitizations and special-purpose entities.

SFAS 166 is a revision to FASB SFAS140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB interpretation 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events.  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.   The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising form contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   The impact of the Company adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

In April 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments.  The FSP eliminates the requirements for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity.  Conversely, the new FSP requires the issuer to recognize an other-than-temporary-impairments (“OTTI”) in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery.  In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI.  In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis, or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 — STOCK COMPENSATION PLANS

Total unrecognized compensation cost related to non-vested options granted as of June 30, 2009 was $285,317, and is expected to be expensed ratably over the remaining vesting periods of the stock options.    The Company did not grant any options to employees during the quarter ended June 30, 2009.

The fair value of each option granted in 2008 and 2009 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:  expected volatility range of 29.11 to 91.76 percent, risk-free interest rate range of 1.89 to 3.98 percent, dividend yield of 0 percent, and expected life of 6.50 years using the “simplified method” described in SEC Staff Accounting Bulletin No. 110.

NOTE 4 — NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2009 and 2008 as the effects of such would be anti-dilutive to the loss per share calculation.

NOTE 5 — INVESTMENT SECURITIES

Investment securities as of June 30, 2009 and December 31, 2008 are summarized as follows.

	June 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Obligations of U.S. Government Agencies	$982,356	$19,298	$—	$1,001,654
Obligations of States and Political Subdivisions	324,230	—	(14,000)	310,230
Mortgage Backed Securities-GNMA	2,170,507	77,062	(2,438)	2,245,131
Mortgage Backed Securities-FNMA and FHLMC	1,019,408	8,884	(1,462)	1,026,830
Collateralized Mortgage Obligations	435,638	252	(69)	435,821
All other Residential Mortgage Backed Securities	1,686,190	—	(135,376)	1,550,814
Commercial Mortgage Backed Securities	1,164,273	35,088	—	1,199,361
Corporate Debt Securities	575,000	—	(60,450)	514,550
Equity Securities	298,680	—	(64,992)	233,688
	$8,656,282	$140,584	$(278,787)	$8,518,079

	June 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Held to Maturity
All other Residential Mortgage Backed Securities	$2,193,035	$151,220	$(37,618)	$2,306,637
Commercial Mortgage Backed Securities	15,499,912	390,037	(193,685)	15,696,264

	$17,692,947	$541,257	$(231,303)	$18,002,901

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Obligations of U.S. Government Agencies	$2,381,588	$57,950	$—	$2,439,538
Mortgage Backed Securities-GNMA	3,033,535	—	(11,564)	3,021,971
Mortgage Backed Securities-FNMA and FHLMC	1,216,275	1,963	(196)	1,218,042
Collateralized Mortgage Obligations	1,788,390	7,182	—	1,795,572
All other Residential Mortgage Backed Securities	1,889,704	18,291	(17,851)	1,890,144
Corporate Debt Securities	575,000	1,100	(19,500)	556,600
Equity Securities	298,680	—	(120,480)	178,200

	$11,183,172	$86,486	$(169,591)	$11,100,067

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Held to Maturity
All other Residential Mortgage Backed Securities	$1,770,035	$—	$(5,257)	$1,764,778
Commercial Mortgage Backed Securities	5,408,005	—	(42,894)	5,365,111
	$7,178,040	$—	$(48,151)	$7,129,889

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
Obligations of States and Political Subdivisions	$310,230	$(14,000)	$—	$—	$310,230	$(14,000)
Mortgage Backed Securities-GNMA	—	—	185,600	(2,438)	185,600	(2,438)
Mortgage Backed Securities-FNMA and FHLMC	655,658	(1,462)	—	—	655,658	(1,462)
Collateralized Mortgage Obligations	320,905	(69)	—	—	320,905	(69)
All other Residential Mortgage Backed Securities	1,550,813	(135,376)	—	—	1,550,813	(135,376)
Corporate Debt Securities	514,550	(60,450)	—	—	514,550	(60,450)
Equity Securities	—	—	233,688	(64,992)	233,688	(64,992)

	$3,352,156	$(211,357)	$419,288	$(67,430)	$3,771,444	$(278,787)

Securities Held to Maturity
All other Residential Mortgage Backed Securities	1,042,421	(37,618)	—	—	1,042,421	(37,618)
Commercial Mortgage Backed Securities	3,883,425	(193,685)	—	—	3,883,425	(193,685)

	$4,925,846	$(231,303)	$—	$—	$4,925,846	$(231,303)

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities Available for Sale
Mortgage Backed Securities-GNMA	$346,339	$(3,112)	$200,222	$(8,452)	$546,561	$(11,564)
Mortgage Backed Securities-FNMA and FHLMC	786,687	(196)	—	—	786,687	(196)
All other Residential Mortgage Backed Securities	557,431	(17,851)	—	—	557,431	(17,851)
Corporate Debt Securities	305,500	(19,500)	—	—	305,500	(19,500)
Equity Securities	178,200	(120,480)	—	—	178,200	(120,480)

	$2,174,157	$(161,139)	$200,222	$(8,452)	$2,374,379	$(169,591)

Securities Held to Maturity
All other Residential Mortgage Backed Securities	1,764,778	(5,257)	—	—	1,764,778	(5,257)
Commercial Mortgage Backed Securities	5,365,111	(42,894)	—	—	5,365,111	(42,894)

	$7,129,889	$(48,151)	$—	$—	$7,129,889	$(48,151)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.  This analysis resulted in the recognition of a loss of $62,420 in the second quarter of 2009 related to the Silverton Financial Services restricted stock held by the Bank.   The remaining unrealized losses at June 30, 2009 were attributable to changes in market interest rates since the securities were purchased.  Management has no specific intent to sell any securities, and it is more likely than not that the Bank will not have to sell any security before recovery of its cost basis.

Gross realized gains on securities totaled $28,984 and $3,507 for the six month periods ending June 30, 2009 and 2008, respectively.   Gross realized losses on securities totaled $62,420 and $0 for the six month periods ending June 30, 2009 and 2008, respectively.

Other investments on the balance sheet at June 30, 2009 and December 31, 2008, respectively include restricted securities consisting of Federal Reserve Bank stock of $123,100 and $107,250, Federal Home Loan Bank stock of $263,500 and $257,500, and Silverton Bank stock of $0 and $62,420.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.  On May 1, 2009, Silverton Bank, a correspondent bank based in Atlanta, Georgia, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton Bank. The creation of the bridge bank allows Silverton Bank’s financial institution clients to transition their correspondent banking needs to other providers with the least amount of disruptions. The bridge bank continued to operate business as usual through July 29, 2009.  As a result of this development, we believe that it is highly unlikely that we will recover any portion of our investment in the restricted stock of Silverton Bank’s holding company, Silverton Financial Services, Inc.  Accordingly, we have recorded an other-than-temporary impairment charge of $62,420 with respect to these restricted securities. This impairment charge was recognized in the second quarter and reduced the carrying value of our investment to zero. There were no securities required to be pledged to secure public deposits at June 30, 2009 and December 31, 2008.

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S Government Agencies
5 to 10 Years	$982,356	$1,001,655	$—	$—
Obligations of States and Political Subdivisions
1 to 5 Years	324,230	310,230	—	—
Corporate Debt Securities
1 to 5 Years	575,000	514,550	—	—
Equity Securities
1 to 5 Years	298,680	233,687	—	—
Mortgage Backed Securities
Less than 1 Year	2,096,637	2,169,722	914,967	923,139
1 to 5 Years	3,472,727	3,460,550	15,433,877	15,583,987
5 to 10 Years	906,652	827,685	1,344,103	1,495,774

	$8,656,282	$8,518,079	$17,692,947	$18,002,901

NOTE 6 - LOANS

Gross loans totaled $37,606,402 at June 30, 2009, a decrease of $337,200, or 0.9%, since December 31, 2008.  Balances within the major loans receivable categories as of June 30, 2009 and December 31, 2008 are as follows.

	June 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$3,915,316	$4,495,355
Real Estate-Mortgage	25,863,630	26,411,116
Real Estate-Construction	5,886,994	5,236,464
Consumer	1,535,462	1,800,667
Other	405,000	—

	$37,606,402	$37,943,602

Activity in the allowance for loan losses for the six months ended June 30, 2009 and the twelve months ended December 31, 2008 is summarized as follows:

	June 30, 2009	December 31, 2008

Beginning Balance	$838,234	$275,920
Provision Charged to Operations	70,000	639,760
Loan Charge-Offs	(507,379)	(127,311)
Loan Recoveries	16,422	49,865

Ending Balance	$417,277	$838,234

NOTE 7 — SHAREHOLDERS’ EQUITY

In July 2008, the Company commenced a private offering of shares of its common stock to a limited number of accredited investors.  The private offering closed on May 14, 2009.  The Company received aggregate net proceeds of $4,899,547 from the sale of 3,266,362 shares in the offering.  The Company is using the net proceeds from the private offering for working capital purposes.  During the second quarter of 2009, the Company received proceeds of $424,536 from the sale of 283,024 shares in the offering.  The common stock that was sold in the offering has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax asset as of June 30, 2009 and December 31, 2008 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of June 30, 2009 are as follows:

Tier 1 Capital (to risk-weighted assets)	10.56%
Total Capital (to risk-weighted assets)	11.50%
Tier 1 Capital (to total average assets)	6.25%

NOTE 10 — FAIR VALUE DISCLOSURES

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value.  The assumptions used in the estimation of the fair value of First Century Bank’s financial instruments are detailed below.  Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques.  The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following disclosures should not be considered a surrogate of the liquidation value of the Bank, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination or issuance.

Cash and Short-Term Investments - For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale — Fair values for investment securities are based on quoted market prices.

Other Investments - The fair value of other investments approximates carrying value.

Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings — Due to their short-term nature, the fair value of FHLB and FRB advances approximates carrying amount.

Standby Letters of Credit and Unfulfilled Loan Commitments - Fair values are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fees associated with these instruments are not considered material.

The carrying amount and estimated fair values of the Bank’s financial instruments as of June 30 2009 and December 31, 2008 are presented hereafter:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$1,359	$1,359	$2,225	$2,225
Investment Securities Available for Sale	8,518	8,518	11,183	11,100
Investment Securities Held to Maturity	17,693	18,003	7,178	7,130
Other Investments	387	387	427	427
Loans Held for Sale	2,802	2,802	1,864	1,864
Loans	37,307	37,826	37,944	38,437

Liabilities
Deposits	61,082	60,954	57,121	57,008
Borrowings	4,900	4,957	2,000	2,071

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Fair Value Hierarchy

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

•                  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Investment Securities Available for Sale

Where quoted prices are available in an active market, investment securities are classified within level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value.  Fair Value is determined based on the expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate

Other real estate is reported at the lower of the loan carrying amount at foreclosure or fair value.  Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and is considered Level 2 or Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$8,518,079	—	$8,518,079	—
Loans Held for Sale	2,802,000	—	2,802,000	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of June 30, 2009

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3

Impaired Loans	$373,436	—	—	$373,436
Other Real Estate	653,501			653,501

NOTE 11 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were available to be issued.

In July 2009, the Bank discovered it was the victim of a check fraud scheme which resulted in a loss of $58,964.  Additional procedures have been implemented to minimize the risk of a future event from occurring.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2009 as compared to the same periods ended June 30, 2008 and also analyzes our financial condition at June 30, 2009 compared to December 31, 2008.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

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

We will participate in the TAGP and have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.

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

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008

Net operating results for the second quarter of 2009 improved 126% over the same period in 2008.  We had a net income of $251,854 for the second quarter of 2009 as compared to a net loss of $970,736 for the same period in 2008.  Net operating results for the six months ended June 30, 2009 improved 114% over the same period in 2008.  We had a net income of $228,419 for the six months ended June 30, 2009 as compared to a net loss of $1,582,693 for the same period in 2008.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.

Net Interest Income

Net interest income is the difference between the interest income received on investments (such as loans, investment securities,

and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income grew $666,938 to $865,500 for the three months ended June 30, 2009, compared to $198,562 for the same period in 2008. Net interest income grew $1,186,663 to $1,504,723 for the six months ended June 30, 2009, compared to $318,060 for the same period in 2008. Management has reallocated cash and non earning assets to higher yielding investment securities and loans.  Even though the falling interest rate environment of 2008 had a negative impact on the Bank’s adjustable rate loan yield, the Bank’s growth has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since June 30, 2008, core deposits have grown approximately $5,469,000, or 71%. The Bank has been successful implementing this strategy resulting in an increase in net interest margin of 153%. The net interest margin realized on earning assets was 4.42% for the six months ended June 30, 2009, as compared to 1.75% for the same period in 2008.

Provision for Loan Losses

Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  We believe our efforts to identify and reduce criticized and classified loans has resulted in an improvement in the overall credit quality of the Bank’s loan portfolio.  The allowance for loan loss was $417,277 (1.11% of total gross loans) at June 30, 2009, compared to $189,635 (0.95% of total gross loans) at June 30, 2008, and $838,234 (2.21% of total gross loans) at December 31, 2008.  A primary reason for the decrease in our allowance for loan losses for the six months ended June 30, 2009 is the result of the Bank recording specific reserves on certain impaired loans with a balance of $1,142,558 in 2008.  In 2009, three of these impaired loans were partially or fully charged off and another was foreclosed and transferred to other real estate owned, reducing the balance of impaired loans specifically reserved for to $373,436 at June 30, 2009.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions, which it believes to be reasonable, but which may not prove to be accurate.  The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.  See “Provision and Allowance for Loan Losses” below for further discussion.

Non-interest Income and Expense

The Bank experienced significant growth in 2008 and 2009 due to several initiatives established and implemented during that time period, including the opening of Century Point Mortgage, a division of First Century Bank, and two LP/DP offices in Oakwood, Georgia and Athens, Georgia.  All these divisions were initiated due to favorable market conditions and the Bank’s ability to attract and hire experienced bankers to lead these new divisions.  During the fourth quarter of 2008, the Bank commenced a cost reduction plan that included the analysis of non-interest expenses in an on-going effort to reduce costs and create efficiencies when feasible.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  Non-interest income for the quarter ended June 30, 2009 grew to $717,131 compared to $171,812 for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, non-interest income grew to $1,065,510 compared to $209,251 for the six month period ended June 30, 2008, an increase of $856,259, or 409%.  The increase in non-interest income was primarily due to an increase in fees earned on mortgage originations, due to the establishment of the mortgage division in early 2008.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $69,524,127 in mortgage loans in the six months ended June 30, 2009, an increase of $50,313,872 from the same period a year ago.  Gains (losses) on securities were ($37,436) and $3,507 for the six months ended June 30, 2009 and 2008, respectively.

In furtherance of the growth initiatives the Bank hired a team of talented individuals in the Bank’s respective markets based on mergers and acquisitions occurring within the banking industry in the spring of 2008.  The Bank hired four Divisional Presidents, several key lending personnel, and mortgage origination/support staff in 2008.  The Bank continued to expand its Century Point Mortgage division in the second quarter of 2009, by retaining additional management and opening a retail lending hub in Gainesville, Georgia.  The salary and benefit expense for additional staff hired to drive the growth initiatives constitutes a significant portion of the increase of our non-interest expense from 2008 to 2009.  Total non-interest expense for the quarter ended June 30, 2009 was $1,198,357 compared to $1,096,187 for the quarter ended June 30, 2008, an increase of $102,170, or 9%.  For the six months ended June 30, 2009, non-interest expense was $2,209,394 as compared to $1,865,081 for the six months ended June 30, 2008, an increase of $344,313, or 18%.

Salaries and benefits, the largest component of non-interest expense, was $1,095,889 for the six  months ended June 30, 2009 compared to $941,924 for the same period a year ago resulting in an overall increase of $153,965, or 16%.   While salaries and benefits attributable to the growth initiatives increased expenses by approximately $412,000, the Bank was concurrently creating efficiencies attributable to the data processing and master services agreement initiated in September 2008, which reduced salaries and benefits expense during the first six months of 2009 by approximately $258,000, resulting in an overall increase of $153,965.  A portion of this savings is replaced by the master services agreement expenses that are currently reflected in data processing expense below.

The Bank’s growth initiative included the opening of two strategic locations in 2008 as well as our online mortgage division, Century Point Mortgage.  Total occupancy and equipment expense was $104,851 for the quarter ended June 30, 2009, compared to $135,499 for the same period a year ago, a decrease of $30,648, or 23%. For the six months ended June 30, 2009 occupancy expense was $214,475 as compared to $249,956 for the six months ended June 30, 2008, a decrease of $35,481, or 14%.  Total occupancy expense for the six months ended June 30, 2009 was lower than the first half of 2008, even with the addition of the online mortgage division and the two LP/DP offices due to our cost cutting initiatives.

Professional fees were $85,275 for the quarter ended June 30, 2009, compared to $54,700 for the quarter ended June 30, 2008, an increase of $30,757, or 56%.  For the six months ended June 30, 2009 professional fees were $137,371 compared to $109,512 for the six months ended June 30, 2008, an increase of $27,859, or 25%.

Total other non-interest expenses were $403,467 for the quarter ended June 30, 2009, compared to $352,447 for the quarter ended June 30, 2008, an increase of $51,020, or 14%.  For the six months ended June 30, 2009, total non-interest expenses were $761,659 compared to $563,689 for the six months ended June 30, 2008, an increase of $197,970, or 35%.  In 2008, the Bank entered into a data processing contract to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  This change, which was completed in September 2008, has enabled the Bank to decrease its costs and increase its flexibility in data processing.  Data processing expense, included in other expenses on our consolidated statements of operations,  totaled $127,517 for the quarter ended June 30, 2009, compared to $138,175 for the quarter ended June 30, 2008, a decrease of $10,658, or 8%.  For the six months ended June 30, 2009 data processing expense was $247,302 compared to $223,725 for the six months ended June 30, 2008, an increase of $23,577, or 11%.  The year to date increase includes approximately $95,000 of master services agreement costs noted under salaries and benefits mentioned above resulting in savings for core data processing expense of approximately $71,000 for the six months ended June 30, 2009.  Telephone expense, postage and delivery services, and office supply expense, included in other expenses on our consolidated statements of operations, were also reduced for the six months and three months ended June 30, 2009, even with the costs incurred to establish the new locations.

Other loan related expenses, a component of other non-interest expense on our consolidated statements of operations, totaled $186,262 for the six months ended June 30, 2009, compared to $58,903 for the six months ended June 30, 2008.  The increase is primarily related to loan origination expenses generated by the Century Point Mortgage division.  For a further breakdown of these other non-interest expense items, see the non-interest expense table on page 26.

All remaining other non-interest expenses totaled $48,804 for the quarter ended June 30, 2009, compared to $13,721 for the quarter ended June 30, 2008, and totaled $79,894 for the six months ended June 30, 2009, compared to $18,089 for the six months ended June 30, 2008.  The increase is due, in part, to approximately $43,000 in software licensing expense related to the set up of the new offices and data processing agreement, and a $25,000 legal settlement related to the circumstances surrounding the departure of one of our Century Point Mortgage employees from their previous employer.   Neither the Company nor the Bank were a party to the lawsuit; however, in the interests of eliminating the tangible and intangible personnel costs involved in the continuing litigation, we decided it was in our best interests to contribute to a settlement amount in order to resolve the pending matter.

The following table shows the components of noninterest expense incurred for three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Salaries and employee benefits	$604,764	$553,541	$1,095,889	$941,924
Occupancy expenses	104,851	135,499	214,475	249,956
Professional fees	85,275	54,700	137,371	109,512
Marketing	52,290	75,013	108,073	109,917
Data Processing	127,517	138,175	247,302	223,725
Telephone	13,074	17,125	24,517	29,923
Postage and Delivery Services	5,887	10,612	11,552	20,451
Insurance, Tax & Assessment	46,155	31,865	92,448	67,079
Office Supplies	6,155	21,622	11,611	35,602
Other Loan Related Expense	103,585	44,314	186,262	58,903
Other	48,804	13,721	79,894	18,089

Total noninterest expense	$1,198,357	$1,096,187	$2,209,394	$1,865,081

The following table shows the components of noninterest expense incurred for six months ended June 30, 2009 and 2008 and changes attributable to the growth of the Company:

				Main
				Office	Offices opened in 2008			Consolidated
	June 30,	June 30,	Increase /	Bank &			Century	Increase /
	2009	2008	(Decrease)	Parent	Oakwood	Athens	Point	(Decrease)

Salaries and employee benefits	$1,095,889	$941,924	$153,965	$(179,092)	$147,719	$70,170	$115,168	$153,965
Occupancy expenses	214,475	249,956	(35,481)	(69,026)	25,092	13,859	(5,406)	(35,481)
Professional fees	137,371	109,512	27,859	29,214	(5,468)	800	3,313	27,859
Marketing	108,073	109,917	(1,844)	(2,905)	4,209	—	(3,148)	(1,844)
Data Processing	247,302	223,725	23,577	6,488	4,434	3,038	9,617	23,577
Telephone	24,517	29,923	(5,406)	(6,350)	1,956	1,181	(2,193)	(5,406)
Postage/Freight	11,552	20,451	(8,899)	(7,781)	190	17	(1,325)	(8,899)
Insurance, Tax & Assessment	92,448	67,079	25,369	26,426	(250)	60	(867)	25,369
Office Supplies	11,611	35,602	(23,991)	(23,132)	(174)	873	(1,558)	(23,991)
Other Loan Related Expense	186,262	58,903	127,359	(18,988)	2,978	1,406	141,963	127,359
Other	79,894	18,089	61,805	16,539	4,518	149	40,599	61,805

Total noninterest expense	$2,209,394	$1,865,081	$344,313	$(228,607)	$185,204	$91,553	296,163	$344,313

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. At June 30, 2009, the Bank, as measured by Gap, is in a liability sensitive position within one year.  A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change.  Because rate-sensitive interest-bearing liabilities exceed rate sensitive assets, in a rising rate environment the Bank is exposed to declining earnings.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced in the same magnitude or in the same proportion as general market indicators.

Provision and Allowance for Loan Losses

The allowance for loan losses was $417,277 and $838,234 as of June 30, 2009 and December 31, 2008, respectively.  A primary reason for the decrease in our allowance for loan losses for the six months ended June 30, 2009 is the result of the Bank recording specific reserves on certain impaired loans with a balance of $1,142,558 in 2008.  In 2009, three of these impaired loans were partially or fully charged off and another was foreclosed and transferred to other real estate owned, reducing the balance of impaired loans specifically reserved for to $373,436 at June 30, 2009.

In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Our loan loss reserve methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, credit review services and regulatory authorities.  We consider the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on credit review examinations conducted by regulatory authorities and third-party review services.

Activity in the allowance for loan losses for the six months ended June 30, 2009 and the twelve months ended December 31, 2008 is summarized as follows:

	June 30, 2009	December 31, 2008

Beginning Balance	$838,234	$275,920
Provision Charged to Operations	70,000	639,760
Loan Charge-Offs	(507,379)	(127,311)
Loan Recoveries	16,422	49,865
Ending Balance	$417,277	$838,234

The following is a summary of risk elements in the loan portfolio at June 30, 2009 and at December 31, 2008:

	June 30, 2009	December 31, 2008

Loans on Nonaccrual	$252,479	$957,181
Loans Past Due 90 Days and Still Accruing	746,327	662,000
Other Real Estate Owned and Repossessions	653,501	—

Total Nonperforming Assets	$1,652,307	$1,619,181

Total Nonperforming Assets as a Percentage of Gross Loans	4.39%	4.25%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $36,515 for the six months ended June 30, 2009 and totaled $53,754 for the twelve months ended December 31, 2008.

Financial Condition

Total assets increased $8,561,400, or 14%, from December 31, 2008 to June 30, 2009.  The primary source of the increase was in investment securities, held to maturity, which increased by $10,514,907, or 146%.  Total deposits increased by $3,961,362, or 7%, from December 31, 2008 to June 30, 2009 with a $3,449,965, or 35%, increase in core deposits.  Other borrowings increased by $2,900,000, from December 31, 2008 to June 30, 2009 which was in the form of Federal Reserve Bank discount window program advances.  Total shareholders’ equity increased $1,514,212 from $3,163,901 at December 31, 2008 to $4,678,113 at June 30, 2009.  During the first six months of 2009, we received proceeds of $1,529,541 from the sale of 1,019,693 shares in a private placement less stock issuance costs of $224,158.

Loans

Gross loans totaled approximately $37,606,402 at June 30, 2009, a decrease of $337,200, or 0.9%, since December 31, 2008.  Balances within the major loans receivable categories as of June 30, 2009 and December 31, 2008 are as follows.

	June 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$3,915,316	$4,495,355
Real Estate-Mortgage	25,863,630	26,411,116
Real Estate-Construction	5,886,994	5,236,464
Consumer	1,535,462	1,800,667
Other	405,000	—

	$37,606,402	$37,943,602

Deposits

Total deposits as of June 30, 2009 and December 31, 2008 were $61,082,216 and $57,120,854, respectively.  Core deposits grew by $3,449,965 during the six month period ended June 30, 2009.   The Bank also grew institutional time deposits approximately $8,374,000 in an effort to increase liquidity at a more competitive price than retail CD’s.  The Bank reduced broker deposits by $10,956,000 during the six month period ended June 30, 2009.

Balances within the major deposit categories as of June 30, 2009 and December 31, 2008 are as follows (amounts presented in thousands):

	June 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$3,164	N/A	$3,036	N/A
Interest-bearing demand deposits	1,126	1.03%	1,082	2.08%
MMDA and Savings deposits	8,923	2.32%	5,645	2.77%
Time deposits less than $100,000	25,064	3.23%	35,944	4.67%
Time deposits $100,000 and over	22,805	3.85%	11,414	4.54%

	$61,082		$57,121

Another aspect of EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The standard insurance amount currently is $250,000 per depositor. The $250,000 limit is permanent for certain retirement accounts, which includes IRAs. The $250,000 limit is temporary for all other deposit accounts through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except certain retirement accounts, which will remain at $250,000 per depositor.  At June 30, 2009 the Bank had time deposits of $100,000 or more of $22,805,000.  Approximately $942,000, or 4%, of these deposits would not be covered under the new FDIC insurance coverage.

Capital Resources

Total shareholders’ equity increased from $3,163,901 at December 31, 2008 to $4,678,113 at June 30, 2009 an increase of $1,519,212, or 48%.  During the second quarter 2009, the Company received proceeds of $424,536 from the private offering of our common stock which closed on May 14, 2009.  During the six months ended June 30, 2009, we received total proceeds of $1,529,541 from the sale of 1,019,693 shares in the private offering, less stock issuance costs of $224,158.

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

Capital is separated into Tier 1 Capital (essentially common shareholders’ equity less intangible assets) and Tier 2 Capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in our assets, provide for the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 Capital to risk-weighted assets must be at least 4.0% and the ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets must be at least 8.0% to be considered adequately capitalized.

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at June 30, 2009 and December 31, 2008:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
June 30, 2009

Total Capital to
Risk-Weighted Assets	$5,127	11.50%	$3,567	8.00%	$4,459	10.00%
Tier I Capital to
Risk-Weighted Assets	4,709	10.56	1,783	4.00	2,675	6.00
Tier I Capital to
Average Assets	4,709	6.25	3,013	4.00	3,766	5.00

December 31, 2008

Total Capital to
Risk-Weighted Assets	$3,793	9.29%	$3,265	8.00%	$4,081	10.00%
Tier I Capital to
Risk-Weighted Assets	3,279	8.04	1,632	4.00	2,449	6.00
Tier I Capital to
Average Assets	3,279	6.07	2,160	4.00	2,701	5.00

The Bank was considered “well capitalized” at June 30, 2009.

In July 2008, we commenced a private offering of shares of our common stock to a limited number of accredited investors.  The private offering closed on May 14, 2009.  We received total net proceeds from the offering of $4,899,547, from the sale of 3,266,362 shares.  We have used and will continue to use the net proceeds for working capital purposes.  The common stock that was sold in the offering has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

As of June 30, 2009 the Bank has $1,358,864 in cash and cash equivalents as well as $8,518,079 in investment securities available-for-sale to fund its operations and loan growth.  The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta subject to the availability of investment securities to pledge as collateral.  As of June 30, 2009, the Bank had advances outstanding of $2,000,000.   The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of June 30, 2009, the Bank had advances outstanding of $2,900,000.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Commitments to extend credit	$3,142,747	$3,093,000
Stand-by letters of credit	$275,952	$261,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We are not a party to any material legal proceedings, nor are there any material proceedings known to us to be contemplated by any governmental authority.  Additionally, we are not aware of any material proceedings, pending or contemplated, in which any of our directors, officers or affiliates, or any principal security holder or any associate of any of the foregoing, is a party or has an interest adverse to us.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter, we issued 283,024 shares of our common stock in consideration of $424,536 before expenses to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.  The shares were sold by our officers and directors with the assistance of our sales agents, Commerce Street Capital, LLC, and FIG Partners, L.L.C.  Our common stock was sold only to investors that we believed were accredited investors or to non-accredited investors in transactions which were otherwise exempt from registration.  Our directors and officers received no compensation in connection with the sale of shares. The offering closed on May 14, 2009.

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

FIRST CENTURY BANCORP.
(Registrant)

Date: August 14, 2009	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: August 14, 2009	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.