Form 10-Q
period 2009-09-30
FIRST CENTURY BANCORP.
filed 2009-11-16
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 4,998,820 shares of common stock, no par value per share, were issued and outstanding as of November 11, 2009

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,
	2009	December 31,
	(Unaudited)	2008

Cash and Cash Equivalents
Cash and Due from Banks	$1,358,700	$1,525,027
Federal Funds Sold	—	700,000

Total Cash and Cash Equivalents	1,358,700	2,225,027

Investment Securities
Available for Sale, at Fair Value	8,510,995	11,100,067
Held to Maturity, at Cost (Fair Value of $18,166,594, and $7,129,889 as of September 30, 2009 and December 31, 2008, respectively)	17,215,828	7,178,040

Total Investment Securities	25,726,823	18,278,107

Other Investments	386,600	427,170

Loans Held for Sale	2,060,873	1,863,750

Loans	38,311,793	37,943,602
Allowance for Loan Losses	(509,446)	(838,234)
Net deferred loan costs	111,964	157,468

Loans, Net	37,914,311	37,262,836

Premises and Equipment	2,310,128	2,425,568

Other Real Estate Owned	653,501	—

Other Assets	462,424	396,053

Total Assets	$70,873,360	$62,878,510

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,
	2009	December 31,
	(Unaudited)	2008

Deposits
Non-interest-Bearing	$3,128,075	$3,036,337
Interest-Bearing	57,013,998	54,084,517

Total Deposits	60,142,073	57,120,854

Borrowings	5,500,000	2,000,000

Other Liabilities	652,576	593,755

Total Liabilities	66,294,649	59,714,609

Shareholders’ Equity
Preferred Stock, No Par Value; 10,000,000 Shares Authorized; 75,000 Shares Issued and Outstanding	750,000	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 4,998,820 and 3,979,127 Shares Issued and Outstanding in 2009 and 2008, respectively	14,923,328	13,572,151
Accumulated Deficit	(10,996,574)	(11,075,145)
Accumulated Other Comprehensive (Loss)	(98,043)	(83,105)

Total Shareholders’ Equity	4,578,711	3,163,901

Total Liabilities and Shareholders’ Equity	$70,873,360	$62,878,510

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Interest Income
Loans, Including Fees	$570,555	$418,795	$1,736,699	$1,159,220
Investments	634,926	132,268	1,937,006	346,316
Interest Bearing Deposits	500	5,731	552	39,158
Federal Funds Sold	11	28,361	176	96,661

Total Interest Income	1,205,992	585,155	3,674,433	1,641,355

Interest Expense
Deposits	367,800	400,021	1,298,075	1,066,859
Borrowings	15,468	16,031	48,911	87,333

Total Interest Expense	383,268	416,052	1,346,986	1,154,192

Net Interest Income	822,724	169,103	2,327,447	487,163

Provision for Loan Losses	136,080	164,668	206,080	409,591

Net Interest Income (Loss) After Provision for Loan Losses	686,644	4,435	2,121,367	77,572

Non-interest Income
Service Charges and Fees on Deposits	15,396	28,255	46,737	39,905
Gain (Loss) on Investment Securities	—	—	(37,436)	3,507
Mortgage Origination and Processing Fees	322,062	175,933	1,330,996	354,352
Other	17,323	(9,241)	17,574	6,434

Total Non-interest Income	354,781	194,947	1,357,871	404,198

Non-interest Expense
Salaries and Employee Benefits	522,278	440,007	1,618,167	1,381,931
Occupancy and Equipment	95,149	150,869	309,624	400,825
Professional Fees	69,952	55,373	207,323	164,885
Marketing	76,999	142,921	185,072	252,838
Data Processing	140,162	166,070	387,464	389,795
Telephone	13,167	20,923	37,684	50,846
Postage and Delivery Services	7,110	15,763	18,662	36,214
Office Supplies	5,736	24,596	17,347	60,197
Insurance, Tax, and Regulatory Assessments	96,160	25,596	188,608	92,675
Lending Related Expense	61,632	32,116	247,894	91,019
Other Non-Interest Expense	102,928	97,375	182,822	115,465

Total Non-interest Expense	1,191,273	1,171,609	3,400,667	3,036,690

Income (Loss) Before Income Taxes	(149,848)	(972,227)	78,571	(2,554,920)
Provision for Income Taxes	—	—	—	—
Net Income (Loss)	$(149,848)	$(972,227)	$78,571	$(2,554,920)

Basic Earnings (Loss) Per Share	$(.03)	$(.46)	$.02	$(1.38)

Weighted Average Shares Outstanding	4,998,820	2,100,357	4,658,766	1,855,986

The accompanying notes are an integral part of these consolidated statements of operations.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Net Income (Loss)	$(149,848)	$(972,227)	$78,571	$(2,554,920)

Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Securities Arising During the period	40,160	(160,107)	(52,374)	(177,715)
Reclassification Adjustments for (gains) losses included in net income (loss)	—	—	37,436	(3,507)

Other comprehensive income (loss)	40,160	(160,107)	(14,938)	(181,222)

Comprehensive Income (Loss)	$(109,688)	$(1,132,334)	$63,633	$(2,736,142)

The accompanying notes are an integral part of these consolidated statements of comprehensive income (loss).

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance, December 31, 2008	75,000	$750,000	3,979,127	$13,572,151	$(11,075,145)	$(83,105)	$3,163,901

Issuance of Common Stock	—	—	1,019,693	1,529,541	—	—	1,529,541
Common Stock Issuance Costs	—	—	—	(231,570)	—	—	(231,570)
Stock Compensation Costs	—	—	—	53,206	—	—	53,206
Net Change in Unrealized Gain (Loss) on Securities Available for Sale	—	—	—	—	—	(14,938)	(14,938)
Net Income	—	—	—	—	78,571	—	78,571

Balance, September 30, 2009	75,000	$750,000	4,998,820	$14,923,328	$(10,996,574)	$(98,043)	$4,578,711

The accompanying notes are an integral part of the consolidated statement of changes in shareholders’ equity.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$78,571	$(2,554,920)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used) by Operating Activities
Depreciation	152,561	147,495
Amortization and Accretion	(735,875)	(7,093)
Loss on Sale of repossessed assets	7,263	24,832
Provision for Loan Losses	206,080	409,591
(Gains) losses on Investment Securities	37,436	(3,506)
Stock Compensation Expense	53,206	16,476
Change In
Loans Held for Sale	(197,123)	(2,035,020)
Other Assets	(98,634)	(130,747)
Other Liabilities	58,821	269,851

Net Cash Used by Operating Activities	(437,694)	(3,863,042)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(9,691,104)	(5,406,593)
Proceeds from Sales of Investment Securities Available for Sale	6,642,492	—
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	5,801,011	4,879,576
Purchases of Investment Securities Held to Maturity	(11,599,250)	—
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	2,144,055	—
Purchases of Other Investments	(59,550)	(13,650)
Proceeds from Sale of Other Investments	37,700	16,550
Proceeds from Sale of Foreclosed and Repossessed Assets	25,000	158,768
Net Change in Loans	(1,511,056)	(13,982,395)
Purchases of Premises and Equipment	(37,121)	(469,358)

Net Cash Used by Investing Activities	(8,247,823)	(14,817,102)

Cash Flows from Financing Activities
Net Change in Deposits	3,021,219	11,893,613
Proceeds from Borrowings	3,500,000	—
Repayment of Borrowings	—	(2,000,000)
Proceeds from the Issuance of Common Stock	1,529,541	2,825,005
Payment of Stock Issuance Costs	(231,570)	(1,308)

Net Cash Provided by Financing Activities	7,819,190	12,717,310

Net (Decrease) in Cash and Cash Equivalents	(866,327)	(5,962,833)

Cash and Cash Equivalents, Beginning	2,225,027	8,349,446

Cash and Cash Equivalents, Ending	$1,358,700	$2,386,613

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$1,262,457	$1,099,544
Loans transferred to other real estate	$653,501	$98,000

The accompanying notes are an integral part of the consolidated statements of cash flows.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

First Century Bancorp. (the “Company”), a bank holding company, owns 100% of the outstanding common stock of First Century Bank, National Association (the “Bank”), which is headquartered in Gainesville, Georgia.  The Company also operates two loan production/deposit production offices (“LP/DP”) in south Hall County and in Oconee-Clarke County.

The consolidated financial statements include the accounts of the Company and the Bank. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit substantially all disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of September 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2008 Annual Report on Form 10-K.

In certain instances, amounts reported in prior years’ consolidated financial statements and note disclosures have been reclassified to conform to statement presentations selected for September 30, 2009.  Such reclassifications had no effect on previously reported stockholders’ equity or net loss.

As reported in the accompanying consolidated financial statements, the Company has reported net income (loss) of ($149,848) and $78,571 for the three and nine months ended September 30, 2009, respectively, and has an accumulated deficit of $10,996,574 as of September 30, 2009  Management of the Company has developed and implemented a capital plan to maintain minimum capital levels equal to or above those determined by regulatory authorities through the issuance of additional common stock in a private placement offering.  The Company’s private offering commenced in July 2008 and was completed on May 14, 2009.  During 2009, the Company received proceeds of $1,529,541 from the sale of 1,019,693 shares in the offering.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162, which is now included in the FASB codification under FASB ASC Topic 105.  SFAS 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 was effective for financial statements issued for interim and annual periods after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards was superseded.

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, Topic 105 — Generally Accepted Accounting Principles (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 was effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations, but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs.  For such pronouncements, citation to the applicable FAS codification by Topic, Subtopic, and Section are provided where applicable, in addition to the original standard type and number.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets and SFAS 167, Amendments to FASB Interpretation 46R, which change the way entities account for securitizations and special-purpose entities.

SFAS 166 (not yet reflected in FASB ASC)  is a revision to FASB SFAS140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 (not yet reflected in FASB ASC)  is a revision to FASB interpretation 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events.  Under SFAS 165, which is now included in the FASB codification under ASC Topic 855, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.   The adoption has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is now included in the FASB codification under ASC Topic 805, Business Combinations.  FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising form contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   The impact of the Company adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

In April 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments, which is now included in the FASB codification under ASC Section 320-10-65.  The FSP eliminates the requirements for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity.  Conversely, the new FSP requires the issuer to recognize an other-than-temporary-impairments (“OTTI”) in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery.  In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI.  In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis, or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings.  The FSP was effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now included in the FASB codification under ASC Section 820-10-65.  The FSP provides additional guidance for determining fair value based on observable transactions.  The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset of Liability’s fair value.  Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value.  The FSP was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments, which is now included in the FASB codification under ASC Section 825-10-65.  The FSP provides that publicly traded companies shall provide information concerning fair value of is financial instruments whenever it issues summarized financial information for interim reporting periods.  In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption.  The FSP was effective for interim reporting periods after June 15, 2009.

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

NOTE 3 — STOCK COMPENSATION PLANS

Total unrecognized compensation cost related to non-vested options granted as of September 30, 2009 was $254,855, and is expected to be expensed ratably over the remaining vesting periods of the stock options.  The Company did not grant any options to employees during the quarter ended September 30, 2009.

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

NOTE 5 — INVESTMENT SECURITIES

Investment securities as of September 30, 2009 and December 31, 2008 are summarized as follows.

Securities Available for Sale

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$982,739	$38,643	$—	$1,021,382
Obligations of States and Political Subdivisions	325,549	—	(80,203)	245,346
Mortgage Backed Securities-GNMA	1,781,260	78,754	(2,621)	1,858,393
Mortgage Backed Securities-FNMA and FHLMC	899,544	10,349	(1, 395)	908,498
Collateralized Mortgage Obligations	27,667	54	—	27,721
All other Residential Mortgage Backed Securities	2,892,904	4,423	(141,829)	2,755,498
Commercial Mortgage Backed Securities	825,695	20,752	—	846,447
Corporate Debt Securities	575,000	4,100	(18,070)	561,030
Equity Securities	298,680	—	(12,000)	286,680
	$8,609,038	$158,075	$(256,118)	$8,510,995

Securities Held to Maturity

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
All other Residential Mortgage Backed Securities	$2,024,011	$141,586	$—	$2,165,597
Commercial Mortgage Backed Securities	15,191,817	882,453	(73,273)	16,000,997
	$17,215,828	$1,024,039	$(73,273)	$18,166,594

Securities Available for Sale

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$2,381,588	$57,950	$—	$2,439,538
Mortgage Backed Securities-GNMA	3,033,535	—	(11,564)	3,021,971
Mortgage Backed Securities-FNMA and FHLMC	1,216,275	1,963	(196)	1,218,042
Collateralized Mortgage Obligations	1,788,390	7,182	—	1,795,572
All other Residential Mortgage Backed Securities	1,889,704	18,291	(17,851)	1,890,144
Corporate Debt Securities	575,000	1,100	(19,500)	556,600
Equity Securities	298,680	—	(120,480)	178,200
	$11,183,172	$86,486	$(169,591)	$11,100,067

Securities Held to Maturity

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
All other Residential Mortgage Backed Securities	$1,770,035	$—	$(5,257)	$1,764,778
Commercial Mortgage Backed Securities	5,408,005	—	(42,894)	5,365,111
	$7,178,040	$—	$(48,151)	$7,129,889

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$245,346	$(80,203)	$—	$—	$245,346	$(80,203)
Mortgage Backed Securities-GNMA	—	—	175,711	(2,621)	175,711	(2,621)
Mortgage Backed Securities-FNMA and FHLMC	569,504	(1,395)	—	—	569,504	(1,395)
All other Residential Mortgage Backed Securities	1,422,993	(141,829)	—	—	1,422,993	(141,829)
Corporate Debt Securities	306,930	(18,070)	—	—	306,930	(18,070)
Equity Securities	—	—	286,680	(12,000)	286,680	(12,000)

	$2,544,773	$(241,497)	$462,391	$(14,621)	$3,007,164	$(256,118)

Securities Held to Maturity
Commercial Mortgage Backed Securities	857,578	(73,273)	—	—	857,578	(73,273)
	$857,578	$(73,273)	$—	$—	$857,578	$(73,273)

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage Backed Securities-GNMA	$346,339	$(3,112)	$200,222	$(8,452)	$546,561	$(11,564)
Mortgage Backed Securities-FNMA and FHLMC	786,687	(196)	—	—	786,687	(196)
All other Residential Mortgage Backed Securities	557,431	(17,851)	—	—	557,431	(17,851)
Corporate Debt Securities	305,500	(19,500)	—	—	305,500	(19,500)
Equity Securities	178,200	(120,480)	—	—	178,200	(120,480)

	$2,174,157	$(161,139)	$200,222	$(8,452)	$2,374,379	$(169,591)

Securities Held to Maturity
All other Residential Mortgage Backed Securities	1,764,778	(5,257)	—	—	1,764,778	(5,257)
Commercial Mortgage Backed Securities	5,365,111	(42,894)	—	—	5,365,111	(42,894)
	$7,129,889	$(48,151)	$—	$—	$7,129,889	$(48,151)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.   The Company’s unrealized losses at September 30, 2009 were attributable to changes in market interest rates since the securities were purchased and not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.  Management has no specific intent to sell any securities, and it is more likely than not that the Bank will not have to sell any security before recovery of its cost basis.

Gross realized gains on securities totaled $24,984 and $3,507 for the nine month periods ending September 30, 2009 and 2008, respectively.   Gross realized losses on securities totaled $62,420 and $0 for the nine month periods ending September 30, 2009 and 2008, respectively.

Other investments on the balance sheet at September 30, 2009 and December 31, 2008, respectively include restricted securities consisting of Federal Reserve Bank stock of $123,100 and $107,250, Federal Home Loan Bank stock of $263,500 and $257,500, and Silverton Bank stock of $0 and $62,420.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.  On May 1, 2009, Silverton Bank, a correspondent bank based in Atlanta, Georgia, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton Bank. The creation of the bridge bank allowed Silverton Bank’s financial institution clients to transition their correspondent banking needs to other providers with the least amount of disruptions. The bridge bank continued to operate business as usual through July 29, 2009.  As a result of this development, we believed that it is highly unlikely that we would recover any portion of our investment in the restricted stock of Silverton Bank’s holding company, Silverton Financial Services, Inc.  Accordingly, in the second quarter of 2009, we recorded an other-than-temporary impairment charge of $62,420 with respect to this restricted security, reducing the carrying value of our investment to $0.  There were no securities required to be pledged to secure public deposits at September 30, 2009 and December 31, 2008.

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S Government Agencies
5 to 10 Years	$982,739	$1,021,382	$—	$—
Obligations of States and Political Subdivisions
1 to 5 Years	325,549	245,346	—	—
Corporate Debt Securities
1 to 5 Years	575,000	561,030	—	—
Equity Securities
1 to 5 Years	298,680	286,680	—	—
Mortgage Backed Securities
Less than 1 Year	27,667	27,721	668,237	673,562
1 to 5 Years	5,812,087	5,857,571	16,314,339	17,227,240
5 to 10 Years	587,316	511,265	233,252	265,792

	$8,609,038	$8,510,995	$17,215,828	$18,166,594

NOTE 6 - LOANS

Gross loans totaled $38,311,793 at September 30, 2009, an increase of $368,191, or 1.0%, since December 31, 2008.  Balances within the major loans receivable categories as of September 30, 2009 and December 31, 2008 are as follows.

	September 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$4,039,136	$4,495,355
Real Estate-Mortgage	26,646,218	26,411,116
Real Estate-Construction	5,433,268	5,236,464
Consumer	1,788,171	1,800,667
Other	405,000	—

	$38,311,793	$37,943,602

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008 is summarized as follows:

	September 30, 2009	December 31, 2008

Beginning Balance	$838,234	$275,920
Provision Charged to Operations	206,080	639,760
Loan Charge-Offs	(555,946)	(127,311)
Loan Recoveries	21,078	49,865

Ending Balance	$509,446	$838,234

NOTE 7 — SHAREHOLDERS’ EQUITY

In July 2008, the Company commenced a private offering of shares of its common stock to a limited number of accredited investors.  The private offering closed on May 14, 2009.  The Company received aggregate net proceeds of $4,899,547 from the sale of 3,266,362 shares in the offering.  The Company is using the net proceeds from the private offering for working capital purposes.  During the first and second quarters of 2009, the Company received proceeds of $1,529,541 from the sale of 1,019,693 shares in the offering.  The common stock that was sold in the offering has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under the balance sheet method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100% of the deferred tax asset as of September 30, 2009 and December 31, 2008 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of September 30, 2009 are as follows:

Tier 1 Capital (to risk-weighted assets)	10.30%
Total Capital (to risk-weighted assets)	11.43%
Tier 1 Capital (to total average assets)	6.57%

NOTE 10 — FAIR VALUE DISCLOSURES

ASC Topic 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value.  The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below.  Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques.  The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Cash and Short-Term Investments - For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities - Fair values for investment securities are based on quoted market prices.

Other Investments - The fair value of other investments approximates carrying value.

Loans Held for Sale — The fair value of loans held for sale approximates carrying value.

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

Borrowings — Due to their short-term nature, the fair value FRB advances approximates carrying amount.  The fair value of FHLB advances are provided by the FHLB and approximate fair value derived from their proprietary models.

Standby Letters of Credit and Unfulfilled Loan Commitments - Fair values are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fees associated with these instruments are not considered material.

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30 2009 and December 31, 2008 are presented hereafter:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$1,359	$1,359	$2,225	$2,225
Investment Securities Available for Sale	8,511	8,511	11,183	11,100
Investment Securities Held to Maturity	17,216	18,167	7,178	7,130
Other Investments	387	387	427	427
Loans Held for Sale	2,061	2,061	1,864	1,864
Loans	37,914	38,279	37,944	38,437

Liabilities
Deposits	60,142	60,184	57,121	57,008
Borrowings	5,500	5,571	2,000	2,071

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Fair Value Hierarchy

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Impaired loans

ASC Topic 820 applies to loans measured for impairment using the practical expedients permitted by ASC Section 310-30-30,  including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate

Other real estate is reported at the lower of the loan carrying amount at foreclosure or fair value.  Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and is considered Level 2 or Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of  September 30, 2009

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$8,510,995	—	$8,510,995	—
Loans Held for Sale	2,060,873	—	2,060,873	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of September 30, 2009

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3

Impaired Loans	$371,781	—	—	$371,781
Other Real Estate	653,501			653,501

NOTE 11 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our 2008 Annual Report Form 10-K,  as well as with an understanding of our short operating history.

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

•                 the U.S. government’s proposed plan to purchase large amounts of illiquid mortgage-backed and other securities from financial institutions may not have the desired impact on the financial markets;

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2009 as compared to the same periods ended September 30, 2008 and also analyzes our financial condition at September 30, 2009 compared to December 31, 2008.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

•                 On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                 The Transaction Account Guarantee Program (“TAGP”), which originally provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts has been extended to provide unlimited deposit insurance through June 30, 2010.  Institutions participating in the will have an opportunity to opt out of the extension.  The extended program imposes an increased assessment and a risk-based fee system on participating entities;

•                 The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must have been issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On May 29, 2009, the FDIC issued a final rule to extend the DGP and impose surcharges on existing rates for certain debt issuances.  This extension allows all participating depository institutions and other participating entities that issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009.  For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized.  A surcharge will be imposed on debt issued with a maturity of one year or greater after April 1, 2009.  On October 23, 2009, the FDIC adopted a final rule to phase out the DGP.  The final rule terminates the DGP as of October 31, 2009, but provides for a six month emergency guarantee facility for companies that, because of circumstances beyond their control, are unable to issue non-guaranteed debt to replace maturing unsecured debt.

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

•                 On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                 The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations.  Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury.  Additionally, the Legacy Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                 The Legacy Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”).  Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

We will participate in the TAGP and have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly through the remainder of 2009 and throughout 2010.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements.  Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K.  Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes.  We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements.

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

Income Taxes

Accounting for income taxes is another critical accounting policy because it requires significant estimates, assumptions, and judgments. Income taxes are accounted for using the balance sheet method.  Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards.  Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carry-forward periods.  We then establish a valuation allowance to reduce the deferred tax asset to the level that it is “more likely than not” that we will realize the tax benefit.

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008

Net operating results for the third quarter of 2009 improved 85% over the same period in 2008.  We had a net loss of $149,848 for the third quarter of 2009 as compared to a net loss of $972,227 for the same period in 2008.  Net operating results for the nine months ended September 30, 2009 improved 103% over the same period in 2008.  We had a net income of $78,571 for the nine months ended September 30, 2009 as compared to a net loss of $2,554,920 for the same period in 2008.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.

Net Interest Income

Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income grew $653,621 to $822,724 for the three months ended September 30, 2009, compared to $169,103 for the same period in 2008. Net interest income grew $1,840,284 to $2,327,447 for the nine months ended September 30, 2009, compared to $487,163 for the same period in 2008. Management has reallocated cash to higher yielding investment securities and loans.  Even though the falling interest rate environment of 2008 had a negative impact on the Bank’s adjustable rate loan yield, the Bank’s growth has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since September 30, 2008, core deposits have grown approximately $3,786,000, or 36%. The Bank has been successful implementing this strategy resulting in an increase in net interest margin of 139%. The net interest margin realized on earning assets was 4.55% for the nine months ended September 30, 2009, as compared to 1.90% for the same period in 2008.

Provision for Loan Losses

Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  We believe our efforts to identify and reduce criticized and classified loans have resulted in an improvement in the overall credit quality of the Bank’s loan portfolio.  The allowance for loan loss was $509,446 (1.33% of total gross loans) at September 30, 2009, compared to $370,416 (1.13% of total gross loans) at September 30, 2008, and $838,234 (2.21% of total gross loans) at December 31, 2008.  A primary reason for the decrease in our allowance for loan losses for the nine months ended September 30, 2009 as compared to the period ended December 31, 2008, is the result of the Bank recording specific reserves on certain impaired loans with a balance of $1,142,558 in 2008.  In 2009, three of these impaired loans were partially or fully charged off and another was foreclosed and transferred to other real estate owned, reducing the balance of impaired loans specifically reserved for to $371,781 at September 30, 2009.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions, which it believes to be reasonable, but which may not prove to be accurate.  The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.  See “Provision and Allowance for Loan Losses” below for further discussion.

Non-interest Income and Expense

The Bank experienced significant growth in 2008 and 2009 due to several initiatives established and implemented during that time period, including the opening of Century Point Mortgage, a division of First Century Bank, and two LP/DP offices in Oakwood, Georgia and Athens, Georgia.  In September 2009, the Bank opened an additional mortgage origination office in Roswell, Georgia.  All these divisions were initiated due to favorable market conditions and the Bank’s ability to attract and hire experienced bankers to lead these new divisions.  During the fourth quarter of 2008, the Bank commenced a cost reduction plan that included the analysis of non-interest expenses in an on-going effort to reduce costs and create efficiencies when feasible.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  Non-interest income for the quarter ended September 30, 2009 grew to $354,781 compared to $194,947 for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, non-interest income grew to $1,357,871 compared to $404,198 for the nine month period ended September 30, 2008, an increase of $953,673, or

236%.  The increase in non-interest income was primarily due to an increase in fees earned on mortgage originations, due to the establishment of the mortgage division in early 2008.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $85,474,100 in mortgage loans in the nine months ended September 30, 2009, an increase of $54,515,032 from the same period a year ago.  Gains (losses) on securities were ($37,436) and $3,507 for the nine months ended September 30, 2009 and 2008, respectively.

In furtherance of its growth initiatives the Bank hired a team of talented individuals in the Bank’s respective markets based on mergers and acquisitions occurring within the banking industry in the spring of 2008. The Bank hired four Divisional Presidents, several key lending personnel, and mortgage origination/support staff in 2008. The Bank continued to expand its mortgage division in the third quarter of 2009, by establishing a mortgage origination office, in Roswell, Georgia and hiring 29 new mortgage/origination support staff in September 2009. This office contains retail mortgage loan originators, processors, underwriters and closers, and will be the central office for all mortgage closings for the Bank.  The salary and benefit expense for the additional staff hired to further our growth initiatives constitutes a significant portion of the increase in our non-interest expense from 2008 to 2009.  Total non-interest expense for the quarter ended September 30, 2009 was $1,191,273 compared to $1,171,609 for the quarter ended September 30, 2008, an increase of $19,664, or 2%.  For the nine months ended September 30, 2009, non-interest expense was $3,400,667 as compared to $3,036,690 for the nine months ended September 30, 2008, an increase of $363,977 or 12%.

Salaries and benefits, the largest component of non-interest expense, was $522,278 for the quarter ended September 30, 2009, compared to $440,007 for the same period a year ago, an increase of $82,271, or 19%.   For the nine months ended September 30, 2009, salaries and benefits expense was $1,618,167 as compared to $1,381,931 for the nine months ended September 30, 2008, an increase of $236,236, or 17%.   While salaries and benefits attributable to the growth initiatives increased expenses by $518,641, the Bank was concurrently creating efficiencies attributable to the data processing and master services agreement initiated in September 2008, which reduced salaries and benefits expense during the first nine months of 2009 by approximately $282,405, resulting in an overall increase of $236,236.  A portion of this savings is replaced by the master services agreement expenses that are currently reflected in data processing expense below.

The Bank’s growth initiatives included the opening of two strategic locations in 2008 as well as our online mortgage division, Century Point Mortgage.  Total occupancy and equipment expense was $95,149 for the quarter ended September 30, 2009, compared to $150,869 for the same period a year ago, a decrease of $55,720, or 37%. For the nine months ended September 30, 2009, occupancy expense was $309,624 as compared to $400,825 for the nine months ended September 30, 2008, a decrease of $91,201, or 23%.  Total occupancy expense for the nine months ended September 30, 2009 was lower than the same period in 2008, even with the addition of the mortgage division and the two LP/DP offices as a result of management’s cost cutting initiatives.

Professional fees were $69,952 for the quarter ended September 30, 2009, compared to $55,373 for the quarter ended September 30, 2008, an increase of $14,579, or 26%.  For the nine months ended September 30, 2009, professional fees were $207,323 compared to $164,885 for the nine months ended September 30, 2008, an increase of $42,438, or 26%.  The increase in professional fees is primarily attributable to consulting fees for the Mortgage division of approximately $10,500 for the three months ended September 30, 2009, and $21,000 for the nine months ended September 30, 2009.  Secondarily, the Bank increased expenditures for external credit and compliance reviews in 2009 resulting in an increase in professional fees of approximately $6,000 for the three month period ended September 30, 2009, and $18,000 for the nine month period ended September 30, 2009

Marketing expenses were $76,999 for the quarter ended September 30, 2009, compared to $142,921 for the quarter ended September 30, 2008, a decrease of $65,922, or 46%.  For the nine months ended September 30, 2009, marketing expenses were $185,072 compared to $252,838 for the nine months ended September 30, 2008, a decrease of $ 67,766, or 27%.   The decrease in marketing was primarily attributable to the Century Point Mortgage division which had heavily invested in internet advertising during its startup phase.   As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of the Century Point Mortgage division’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  As the Century Point Mortgage division is maturing, marketing budget is being analyzed and directed to the most successful techniques.

In 2008, the Bank entered into a data processing contract to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  This change, which was completed in September 2008, has enabled the Bank to decrease its costs and increase its flexibility in data processing.  Data processing expense was $140,162 for the quarter ended September 30, 2009, compared to $166,070 for the quarter ended September 30, 2008, a decrease of $25,908, or 16%.  For the nine months ended September 30, 2009, data processing expense was $387,464 compared to $389,795 for the nine months ended September 30, 2008, a decrease of $2,331, or 1%.  The year to date decrease includes approximately $152,000 of master services agreement costs noted under salaries and benefits mentioned above resulting in savings for core data processing expense of approximately $154,000 for the nine months ended September 30, 2009.

Telephone expense, postage and delivery services, and office supply expenses totaled $26,013 for the quarter ended September 30, 2009, compared to $61,282 for the quarter ended September 30, 2008, a decrease of $35,269, or 58%.  For the nine months ended September 30, 2009, telephone, postage and delivery services, and office supply expenses totaled $73,693 compared to $147,257 for the nine months ended September 30, 2008, a decrease of $73,564, or 50%.  These expenses were reduced as a result of management’s cost cutting initiatives.

Insurance, taxes, and regulatory assessment expenses totaled $96,160 for the quarter ended September 30, 2009, compared to $25,596 for the quarter ended September 30, 2008, an increase of $70,564, or 276%.  For the nine months ended September 30, 2009, insurance, taxes, and regulatory assessment expenses totaled $188,608 compared to $92,675 for the nine months ended September 30, 2008, an increase of $95,933, or 104%.   During the nine months ended September 30, 2009, the Bank’s FDIC expense increased $50,483 over the same period in 2008 due to the growth in deposits and changes in assessment rates.

Lending related expenses were $61,632 for the quarter ended September 30, 2009, compared to $32,116 for the quarter ended September 30, 2008, an increase of $29,516, or 92%.   For the nine months ended September 30, 2009, lending related expenses were $247,894 compared to $91,019 for the nine months ended September 30, 2008, an increase of $156,875, or 172%.  The increase is primarily related to appraisal expenses generated by the mortgage division.

Other non-interest expenses were $102,928 for the quarter ended September 30, 2009, compared to $97,375 for the quarter ended September 30, 2008, an increase of $5,553, or 6%.  For the nine months ended September 30, 2009, other non-interest expenses were $182,822 compared to $115,465 for the nine months ended September 30, 2008, an increase of $67,357, or 58%.  In July 2009 the Bank experienced a loss of approximately $59,000 due to a check fraud scheme, which was recorded as other non-interest expense.

The following table shows the components of non-interest expense incurred for nine months ended September 30, 2009 and 2008 and changes attributable to the growth of the Company:

	September 30, 2009	September 30, 2008	Increase / (Decrease)	Main Office Bank & Parent	Oakwood	Athens	Mortgage Division

Salaries and employee benefits	$1,618,167	$1,381,931	$236,236	$(282,405)	$217,894	$64,329	$236,418
Occupancy expenses	309,624	400,825	(91,201)	(119,219)	16,119	11,100	799
Professional fees	207,323	164,885	42,438	19,731	(1,665)	800	23,572
Marketing	185,072	252,838	(67,766)	(54,791)	(214)	(629)	(12,132)
Data Processing	387,464	389,795	(2,331)	2,552	2,215	4,218	(11,316)
Telephone	37,684	50,846	(13,162)	(10,417)	(1,723)	1,081	(2,103)
Postage, and Delivery Services	18,662	36,214	(17,552)	(17,436)	(71)	17	(62)
Insurance, Tax, and Assessment	188,608	92,675	95,933	97,099	(250)	60	(976)
Office Supplies	17,347	60,197	(42,850)	(38,404)	(2,822)	(537)	(1,087)
Lending Related Expense	247,894	91,019	156,875	(16,187)	(5,706)	949	177,819
Other Non-Interest Expense	182,822	115,465	67,357	(482)	10,718	1,685	55,436

Total Non-Interest Expense	$3,400,667	$3,036,690	$363,977	$(419,959)	$234,495	$83,073	466,368

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of re-pricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or re-pricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to re-price within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities re-pricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be re-pricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will re-price immediately and fully at the contractually designated time.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. At September 30, 2009, the Bank, as measured by Gap, is in a liability sensitive position within one year.  A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change.  Because rate-sensitive interest-bearing liabilities exceed rate sensitive assets, in a rising rate environment the Bank is exposed to declining earnings.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced in the same magnitude or in the same proportion as general market indicators.

Provision and Allowance for Loan Losses

The allowance for loan losses was $509,446 and $838,234 as of September 30, 2009 and December 31, 2008, respectively.  The provision for loan losses was $136,080 for the quarter ended September 30, 2009, compared to $164,668 for the quarter ended September 30, 2008, a decrease of $28,588, or 17%.  For the nine months ended September 30, 2009, the provision for loan losses was $206,080 compared to $409,591 for the nine months ended September 30, 2008, a decrease of $203,511, or 50%.  A primary reason for the decrease in our provision for loan losses, and the allowance for loan losses for the nine months ended September 30, 2009, is the result of the Bank recording specific reserves on certain impaired loans with a balance of $1,142,558 in 2008.  In 2009, three of these impaired loans were partially or fully charged off and another was foreclosed and transferred to other real estate owned, reducing the balance of impaired loans specifically reserved for to $371,781 at September 30, 2009.

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance beginning of period	$417,277	$464,635	$838,234	$275,920
Provision for loan losses	136,080	164,668	206,080	409,591
Loan Charge-Offs:
Commercial, Financial and Agricultural	(26,866)	—	(175,162)	—
Real Estate-Mortgage	—	—	(57,137)	(34,306)
Real Estate-Construction	—	—	(275,000)	—
Consumer	(21,701)	(608)	(48,647)	(50,087)
Total Charge-offs	(48,567)	(608)	(555,946)	(84,393)

Loan Recoveries:
Consumer	4,656	16.721	21,078	44,298
Total Recoveries	4,656	16.721	21,078	44,298
Net (Charge-offs) Recoveries	(43,911)	16,113	(534,868)	(40,095)

Balance end of period	$509,446	$645,416	$509,446	$645,416

The following is a summary of risk elements in the loan portfolio at September 30, 2009 and at December 31, 2008:

	September 30, 2009	December 31, 2008

Loans on Nonaccrual	$716,355	$957,181
Loans Past Due 90 Days and Still Accruing	490,779	662,000
Other Real Estate Owned and Repossessions	653,501	—

Total Nonperforming Assets	$1,860,635	$1,619,181

Total Nonperforming Assets as a Percentage of Gross Loans	4.86%	4.25%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans totaled $60,208 for the nine months ended September 30, 2009 and totaled $53,754 for the twelve months ended December 31, 2008.

Financial Condition

Total assets increased $7,994,850, or 13%, from December 31, 2008 to September 30, 2009.  The primary source of the increase was in investment securities, held to maturity, which increased by $10,037,788, or 140%.  Total deposits increased by $3,021,219, or 5%, from December 31, 2008 to September 30, 2009 with a $4,440,489, or 45%, increase in core deposits.  Other borrowings increased by $3,500,000, from December 31, 2008 to September 30, 2009, which was in the form of Federal Reserve Bank discount window program advances.  Total shareholders’ equity increased $1,414,810 from $3,163,901 at December 31, 2008 to $4,578,711 at September 30, 2009.  During the first and second quarters of 2009, we received proceeds of $1,529,541 from the sale of 1,019,693 shares in a private placement less stock issuance costs of $231,570.

Loans

Gross loans totaled $38,311,793 at September 30, 2009, an increase of $368,191, or 1.0%, since December 31, 2008.  Balances within the major loans receivable categories as of September 30, 2009 and December 31, 2008 are as follows.

	September 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$4,039,136	$4,495,355
Real Estate-Mortgage	26,646,218	26,411,116
Real Estate-Construction	5,433,268	5,236,464
Consumer	1,788,171	1,800,667
Other	405,000	—

	$38,311,793	$37,943,602

Deposits

Total deposits as of September 30, 2009 and December 31, 2008 were $60,142,073 and $57,120,854, respectively.  Core deposits grew by $4,440,489 during the nine month period ended September 30, 2009.   The Bank also grew institutional time deposits approximately $4,193,000 in an effort to increase liquidity at a more competitive price than retail CDs.  The Bank reduced brokered deposits by $13,028,000, to $5,418,000, during the nine month period ended September 30, 2009.

Balances within the major deposit categories as of September 30, 2009 and December 31, 2008 are as follows (amounts presented in thousands):

	September 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$3,128	N/A	$3,036	N/A
Interest-bearing demand deposits	1,078	0.98%	1,082	2.08%
MMDA and Savings deposits	10,096	2.18%	5,645	2.77%
Time deposits less than $100,000	23,331	3.02%	35,944	4.67%
Time deposits $100,000 and over	22,509	3.51%	11,414	4.54%

	$60,142		$57,121

Another aspect of EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The standard insurance amount currently is $250,000 per depositor. The $250,000 limit is permanent for certain retirement accounts, which includes IRAs. The $250,000 limit is temporary for all other deposit accounts through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except certain retirement accounts, which will remain at $250,000 per depositor.  At September 30, 2009 the Bank had time deposits of $100,000 or more of $22,509,000.  Approximately $42,000, or 0.2%, of these deposits would not be covered under the new FDIC insurance coverage.

Capital Resources

Total shareholders’ equity increased $1,414,810 from $3,163,901 at December 31, 2008 to $4,578,711 at September 30, 2009.

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

The following table summarizes the Bank’s risk-based capital ratios at September 30, 2009 and December 31, 2008:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
September 30, 2009

Total Capital to Risk-Weighted Assets	$5,172	11.43%	$3,620	8.00%	$4,424	10.00%
Tier I Capital to Risk-Weighted Assets	4,662	10.30	1,810	4.00	2,715	6.00
Tier I Capital to Average Assets	4,662	6.57	2,840	4.00	3,550	5.00

December 31, 2008

Total Capital to Risk-Weighted Assets	$3,793	9.29%	$3,265	8.00%	$4,081	10.00%
Tier I Capital to Risk-Weighted Assets	3,279	8.04	1,632	4.00	2,449	6.00
Tier I Capital to Average Assets	3,279	6.07	2,160	4.00	2,701	5.00

The Bank was considered “well capitalized” at September 30, 2009.

In July 2008, we commenced a private offering of shares of our common stock.  The private offering closed on May 14, 2009.  The Company received total net proceeds from the offering of $4,899,547, from the sale of 3,266,362 shares. During the first and second quarters of 2009, the Company received proceeds of $1,529,541 from the sale of 1,019,693 shares in the offering, less stock issuance costs of $231,570.   We have used and will continue to use the net proceeds for working capital purposes.  The common stock that was sold in the offering has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

As of September 30, 2009, the Bank had $1,358,700 in cash and cash equivalents as well as $8,510,995 in investment securities available-for-sale to fund its operations and loan growth.  The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (the “FHLB”) subject to the availability of investment securities to pledge as collateral.  As of September 30, 2009, the Bank had FHLB advances outstanding of $2,000,000.   The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of September 30, 2009, the Bank had Federal Reserve Bank advances outstanding of $3,500,000.  The Bank has received a verbal commitment from CenterState Bank of Florida for a federal funds line of credit of $1,000,000.  There were no federal funds purchased outstanding at September 30, 2009.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Commitments to extend credit	$5,425,631	$3,093,000
Stand-by letters of credit	$275,952	$261,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on August 27, 2009.  There were two matters submitted to shareholders at the meeting.  The first matter was the election of eight persons to serve on our board of directors for a one-year term expiring at our 2010 annual meeting.  The second matter was to ratify the appointment of Mauldin & Jenkins, Certified Public Accountants, LLC as our external auditors for the fiscal year 2009.

The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for each proposal and those withheld or abstained.

Proposal #1 – To elect eight persons to serve on our board of directors for a one-year term expiring at the 2010 annual meeting.

Nominees	For	Against (Withheld)
Dr. Wendell A. Turner	2,603,114	46,610
R.K. Whitehead III	2,646,214	3,510
William R. Blanton	2,646,214	3,510
William A. Bagwell, Jr.	2,646,114	3,610
J. Allen Nivens, Jr.	2,646,114	3,610
William M. Evans, Jr.	2,646,214	3,510
Lanny W. Dunagan	2,646,114	3,610
Gilbert T. Jones, Sr.	2,603,114	46,610

Proposal #2 - To ratify the appointment of Mauldin & Jenkins, Certified Public Accountants, LLC as our external auditors for the fiscal year 2009:

Votes For: 2,589,948	Votes Withheld: 51,676	Abstain: 8,100

Item 5.                       Other Information

None.

Item 6.                       Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CENTURY BANCORP.
(Registrant)

Date: November 16, 2009	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: November 16, 2009	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.