Form 10-K
period 2009-12-31
FIRST CENTURY BANCORP.
filed 2010-03-31
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “larege accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporing company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $3,528,401 as of the last business day of the registrant’s most recently completed second fiscal quarter.

4,998,150 shares of the registrant’s common stock were outstanding as of March 25, 2010

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

•                  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

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

We have based our forward-looking statements on our current expectations about future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely impact our business, financial condition, and results of operations

Unless the context indicates otherwise, all references to “FCB,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to First Century Bancorp. and our wholly owned subsidiary, First Century Bank, National Association (the “Bank”).

PART I

Item 1.	Business

First Century Bancorp.

We are a Georgia corporation organized in 2000 to serve as the holding company for First Century Bank, National Association, with its principal executive offices in Gainesville, Georgia.  We opened the Bank in March 2002.  The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  On September 20, 2007, we changed our name from NBOG Bancorporation, Inc. to First Century Bancorp.  The Bank’s name was also changed from The National Bank of Gainesville to First Century Bank, National Association.  Since our inception, we have focused on serving the banking needs of individuals and businesses that prefer community-oriented banking in the Gainesville and Hall County markets.  We currently engage in no business other than owning and managing the Bank.  As of December 31, 2009, on a consolidated basis, our total assets were $76.6 million, our total loans were $36.7 million, our total deposits were $69.6  million, and our total shareholders’ equity was $4.4 million.

First Century Bank

Since the Bank’s opening in March 2002, the Bank has been primarily engaged in the business of accepting deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public.  We operate under a traditional banking model, with a particular focus on real estate and small business lending.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  In addition, our net income also is affected by our noninterest income derived principally from service charges and fees and income from the sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits and occupancy costs.

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

Pursuant to the terms of a formal agreement with the OCC, we committed to undertake certain actions, including the maintenance of specified capital levels, retention of senior management and the formulation of strategic and capital plans.  Following discussions with the OCC, on January 26, 2006, our Board of Directors passed a resolution to identify, and enter into an agreement with, a strategic partner who would either purchase the entire institution or a significant interest in the institution, and the OCC agreed to a 90 day waiver of certain commitments contained in the formal agreement.

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2009, loans secured by first or second mortgages on real estate made up approximately $31.4 million, or 86% of our loan portfolio.  These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans.

•                  Commercial Real Estate Loans.  At December 31, 2009, our individual commercial real estate loans ranged in size from $13,000 to $769,000, with an average commercial real estate loan size of approximately $240,000.  Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We also make a concerted effort to establish rate floors to mitigate interest rate risk and improve margins.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners.  At December 31, 2009, commercial real estate loans (other than construction loans) totaled $13.0 million, or approximately 36% of our loan portfolio.  Some specific risks associated with commercial real estate loans include tenant vacancy rates and the quality of the borrower’s management.  As such, we place a heavy emphasis on owner occupied commercial real estate.  As of December 31, 2009, owner occupied loans totaled $11.0 million, and non-owner occupied loans totaled $2.0 million.

•                  Residential Real Estate Loans and Home Equity Loans.  At December 31, 2009, our individual residential real estate loans ranged in size from $10,000 to $769,000, with an average loan size of approximately $98,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We also offer home equity lines of credit.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 10 years or less.  We limit the extension of credit to 85% of the available equity of each property.  At December 31, 2009, residential real estate loans (other than construction loans) totaled $13.6 million, or 37% of our loan portfolio.

•                  Construction and  Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2009, our construction and development real estate loans ranged in size from approximately $2,000 to $769,000, with an

average loan size of approximately $140,000.    The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

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

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%, as well as analyzing global cash flow of each builder or developer and their personal liquidity.  At December 31, 2009, total construction loans amounted to $4.7 million, or 13% of our total loan portfolio.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. At December 31, 2009, our individual consumer loans ranged in size from $1,000 to $250,000, with an average loan size of approximately $14,000.  These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months.  The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance.  Consumer loans generally involve more risks than residential mortgage loans because the collateral for defaulted loans may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value.  In addition, consumer loan performance depends upon the borrower’s continued financial stability and is therefore more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  At December 31, 2009, consumer loans amounted to $1.5 million, or 4% of our loan portfolio.

Commercial Loans.  We make loans for commercial purposes in various lines of businesses.  At December 31, 2009, our individual commercial business loans ranged in size from approximately $1,000 to $750,000, with an average loan size of approximately $60,000.  Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.  Margining on accounts receivable is done based on those accounts that are current (60 days or less).  The quality of the commercial borrower’s management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.  At December 31, 2009, commercial loans amounted to $3.7 million, or 10% of our loan portfolio.

Online Mortgage Channel.  In January 2008 we launched our online lending division, Century Point Mortgage (“CPM”).  CPM is an internet-based lender with offices located in Atlanta, Georgia.  CPM serves borrowers in all fifty states and the District of Columbia, offering a full line of mortgage products, including loans for purchase or refinancing of primary residences, second homes and investment property, as well as home equity loans.  We offer traditional mortgage services through CPM and generally limit our mortgage originations to conforming Fannie Mae and Freddie Mac loans.  CPM does not originate any subprime mortgages.  Prior to closing on the loans, which we originate, the Bank has commitments to sell them to various mortgage investors.  For the year ended December 31, 2009, CPM originated $104 million in loans.

Retail Mortgage Channel.  Beginning in October, 2009 First Century Bank, NA began originating mortgages through retail loan officers located in a Loan Production Office (LPO) located in Roswell, Georgia and the bank facility located in Gainesville, Georgia.  The individual loan officers facilitate these loans by personal interview or phone conversation with the customer to obtain application information.  The location of the properties securing the loan is primarily in the north Georgia area and is primarily single family 1-4 family owner occupied.  These loans are conforming Fannie Mae and Freddie Mac loans.  Prior to the closing of the loans, the Bank has commitments to sell them to various investors.  For the three months of origination activity ended December 31, 2009, the Retail Mortgage channel originated $26.4 million in loans.

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority.  We have established a loan committee of the board of directors that must approve any loan that exceeds the lending limit of the Officer’s Loan Committee which consists of the chief executive officer, chief lending officer and the market presidents.  We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

Other Services.  In addition to deposit and loan services, the Bank offers banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide.  The Bank offers merchant credit card processing to the Bank’s customers through third party vendors.  The Bank offers telephone banking and internet banking services through a third party vendor relationship.  These services include cash management, bill pay services, e-Statements, and online item images which allows the customer to view images of their cleared checks via connection to the internet through a secure link in the Bank’s website.

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

The Bank complies with the statutory lending limits, as described above.  As of December 31, 2009, our legal lending limit to one borrower was approximately $769,000.  We seek to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.  Nevertheless, because this amount is substantially lower than the lending limit for most of our competitors, it is difficult for us to compete for many loan relationships.  The Bank’s legal lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of, among other reasons, its earnings or losses.

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

Competition

The Bank primarily serves the northern Georgia market of Hall County.  Hall County is located in Northeast Georgia and encompasses 392 square miles.  Gainesville, the county seat, is situated 50 miles northeast of Atlanta and 40 miles northwest of

Athens.  Bordered on the west by Lake Sidney Lanier, Hall County lies at the southern edge of the Chattahoochee Natural Forest and the foothills of the Blue Ridge Mountains.  According to 2008 Census Bureau estimates, the population in Hall County was approximately 185,000 with a median income for a family in Hall County of $53,083.

The banking business is highly competitive.  We compete as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms.  The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.  According to information provided by the FDIC, as of June 30, 2009, there were 56 offices of 18 banks operating in Hall County with a total of approximately $2.5 billion in deposits.  As of June 30, 2009, the Bank had approximately 2.45% of the deposit market share.  In addition to competition from large national and regional banks, including Regions Bank, Wachovia Bank, N.A., SunTrust Bank and Bank of America, N.A., the Bank also competes with a number of local competitors, including Community Bank and Trust, United Community Bank and Peach State Bank.  Size gives larger banks certain advantages in competing for business from large corporations.  These advantages include higher lending limits and the ability to offer services in other areas of Georgia.  As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals.

Employees

As of December 31, 2009, we had 57 full-time employees.  We consider the relationship with our employees to be good.

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

First Century Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  Deposits in the Bank are insured by the FDIC up to a maximum amount which is $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013, and the Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.  The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

Under the terms of the formal agreement, which was terminated by the OCC on February 5, 2008, the Bank was required to maintain a total capital ratio to risk-weighted assets of at least 14% and a Tier 1 Capital to average assets of at least 9%.  Since the formal agreement has been terminated, the minimum guideline for the ratio of total capital to risk-weighted assets is 8% and Tier 1 Capital must equal at least 4% of risk-weighted assets.  To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more.  At December 31, 2009, our ratio of total capital to risk-weighted assets was 10.82%, our ratio of Tier 1 Capital to risk-weighted assets was 9.94% and our ratio of Tier 1 Capital to average assets was 6.22%.

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

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval.  In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity in either such institution’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in its own normal market area, an undercapitalized institution must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the institution must offer rates that are not in excess of 75 basis points over either (1) the institution’s own local rates or (2) the applicable non-local rates.  In other words, the institution must adhere to the prevailing rates in its own normal market area for all deposits (whether local or non-local) and also must adhere to the prevailing rates in the non-local area for any non-local deposits.  Thus, the institution will be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the institution’s own normal market area.

Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the regulator.  The bank also would become subject to increased regulatory oversight, and would be increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2009, the Bank was “well capitalized.”

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

Enforcement Powers.  The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,375,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to 20 years imprisonment.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies have authority to issue cease-and-desist orders, memoranda of understanding and other agreements.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  This has been extended until June 30, 2010.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allowed institutions that had issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ended on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We did not opt out of the TAGP and the DGP.

On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), more commonly known as the economic stimulus or economic recovery package.  The Recovery Act includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, the Recovery Act imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury Department, until the TARP recipient has repaid the Treasury Department, which is now permitted under the Recovery Act without penalty and without the need to raise new capital, subject to the Treasury Department’s consultation with the recipient’s appropriate regulatory agency.

On March 23, 2009, the Treasury Department, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of the following two separate plans, addressing two distinct asset groups.

The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury Department.  Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B.  These transactions were completed in September 2009 and October 2009, respectively.

The second plan is the Securities Program, which is administered by the Treasury Department and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”).  Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.  The Treasury Department received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by the Treasury Department, representing $12.4 billion of total equity capital.  The Treasury Department has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power.  As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.  In addition, on November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

Although it is likely that further regulatory actions will arise as the federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

On February 5, 2008, the OCC issued a Termination of the Agreement pursuant to which the OCC determined that the protection of the depositors, other customers and shareholders of the Bank as well as the Bank’s safe and sound operation do not require the continued existence of the agreement.

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

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes.  The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We have only recently adopted our new business plan and may not be able to implement it effectively.

Our future performance will depend on our ability to implement our new business plan successfully.  We established our online mortgage division, Century Point Mortgage, in the beginning of 2008 and expanded our mortgage division in 2009 to include a significant retail presence in the North Georgia market.   The implementation of our new business plan, which more heavily focuses on mortgage operations, will involve a variety of complex tasks, including implementation of new production, operational and reporting systems and recruiting and integrating qualified originators and support staff to adequately handle and manage these operations.  Any failure or delay in executing these initiatives, whether due to regulatory delays or for other reasons, which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could materially adversely affect our business, financial condition, and results of operations.

Our continued operations and future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued operations, including any additional growth, we may need to raise additional capital.  Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and our financial performance.  Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.  We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $769,000 at December 31, 2009.

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

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.  At December 31, 2009, our allowance for probable loan losses represented 1.13% of our total loans, 53% of our total non-performing assets, and 329% of our total non-performing loans.  If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability will suffer.

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

We may seek to acquire other financial institutions or parts of those institutions.  Any combination or acquisition would require the approval of the federal and state regulatory authorities.  In addition, the Bank may also opened new offices or expand into new lines of business or offer new products or services.

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

Our success depends, in part, on our ability to identify and retain experienced key management members with local expertise and relationships in our market.  If any of the market presidents fail to perform their duties satisfactorily or are unable to obtain loan and deposit market share, any investment in these new markets will generate unsatisfactory or even negative returns and could materially adversely affect our business, financial condition, and results of operations.

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

In a series of audits conducted during the last quarter of 2003 and first quarter of 2004 by the Bank’s internal and external auditors and the OCC, several weaknesses were identified in the overall credit risk management process of the Bank.  To address these weaknesses, bank management contracted with an independent loan review company to perform a major review of the Bank’s loan portfolio.  The purpose of the review was to identify problem loans and ensure proper reserves were allocated and/or the problem loans were charged-off.  Significant work was done to reduce loan exceptions which totaled over 1,400 at that time to less than a hundred at the completion of this effort.  A substantial number of loans were charged off during the 2003 and 2004 time frame based on the findings of the independent loan audit company and the Bank’s internal loan review.  The Bank continues to use the services of an external, independent loan review company.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the OCC, the FDIC, and the Federal Reserve Board.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, making loans, charging interest rates, paying interest rates on deposits, and locations of branches.  We must also meet regulatory capital requirements.  If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.  If our status changes to “adequately capitalized” rather than “well capitalized” and we fail to remain “well managed” for regulatory purposes, it could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our capital stock, and our ability to make acquisitions.

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

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments over the last two and a half years in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the Treasury Department’s CPP, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

There can be no assurance that the government actions that have been taken over the last 18 months, including EESA and the Recovery Act, will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, as well as our ability to access credit.

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

The value and liquidity of real estate or other collateral that secures our loans in our market area has been, and may continue to be, adversely affected by the economic downturn.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets.  We often secure loans with real estate collateral.  As of December 31, 2009, approximately 86%, of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during this period of reduced real estate values, our business, financial condition, and results of operations could be negatively affected.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC recently announced a rule that requires financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We were granted an exemption from the prepayment requirement.  During 2009, we paid $125,365 in deposit insurance, which included regular premiums and the special assessment.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.  If FDIC deposit insurance premiums and assessments continue to increase, these higher payments could adversely affect our financial condition.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to do so.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans.  At December 31, 2009, we held 22 loans for approximately $2.3 million of loans that were not eligible for purchase by these agencies.  These loans were purchased by the bank from the portfolio of another national bank as part of a community outreach program and not originated by the First Century Mortgage Division.  Due to the characteristics of these loans it is doubtful that these loans will be eligible for purchase in the future, however they will continue to be held in our loan portfolio as performing loans.  The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held for investment.  Declining real estate values have caused higher delinquencies and losses on certain mortgage loans, particularly second lien mortgages and home equity lines of credit.  These trends could continue.  These conditions have resulted in losses, write downs and impairment charges in the mortgage business, which have continued through the fourth quarter of 2009.  In response to this trend, we have curtailed various product offerings and limited our mortgage originations generally to Fannie Mae and Freddie Mac eligible mortgages.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.  In the event the allowance for loan losses is insufficient to cover such losses, earnings, capital and parent company liquidity could be adversely affected.

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as Regions Bank, Wachovia Bank, N.A., SunTrust Bank and Bank of America, N.A.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  We also compete with local community banks in our market, such as Peach State Bank and Hamilton State Bank.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.

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

Moreover, we may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.  We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $769,000, at December 31, 2009.  These limits are significantly less than the limits for most of our competitors, and as a result we will have difficulty in obtaining business from the larger customers in our market area.  We seek to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.  Nevertheless, because this amount is substantially lower than the lending limit for most of our competitors, it is difficult for us to compete for many loan relationships.

Efforts to comply with Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are scheduled to be applicable to us in 2010, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  We expect these rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the value of our common stock could decline, or our ability to obtain any necessary equity or debt financing could suffer.  In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

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

Our directors and executive officers, as a group, beneficially owned approximately 42% of our outstanding common stock as of December 31, 2009.  One of our directors, William R. Blanton, who is also our Chief Executive Officer, owns approximately 22% of our outstanding common stock as of December 31, 2009.  The directors and executive officers, as a result of their ownership, have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors.  The directors and executive officers may vote to cause the company to take actions with which shareholders do not agree or that are not beneficial to our shareholders.

One of our directors and major shareholders, William R. Blanton, holds an executive position, serves on the board of directors of two other banks and holds significant shares of banks within our target market and could vote to take actions adverse to our interests.

William R. Blanton, our Chief Executive Officer, Chairman, and a director of the Company and the Bank, who owns approximately 22% of our common stock, has 35 years of banking experience and holds interest in various banks across North Georgia.  As a result of his interest in other banks, Mr. Blanton may vote to cause the Company to take actions with which the shareholders do not agree or that are not beneficial to its shareholders.

Mr. Blanton spends a portion of his time as the Chief Executive Officer, Vice-Chairman and as a director of First Covenant Bank, a bank with $168 million in assets as of December 31, 2009, headquartered in Commerce, Georgia.  Mr. Blanton currently owns approximately 16.6% of the outstanding shares of First Covenant Bank.  We currently have a data processing agreement and master services agreement with First Covenant Bank and we may enter into additional agreements with First Covenant Bank in the future.  See “Transactions by Directors, Officers and Ten Percent Shareholders.”

Mr. Blanton also serves on the board of directors of United Americas Bankshares, Inc. and its subsidiary bank, United Americas Bank, a bank with $267 million in assets as of December 31, 2009, in Atlanta, Georgia.  Mr. Blanton is the largest shareholder of United Americas Bankshares, Inc. and owns approximately 17.4% of United Americas Bankshares, Inc., which consists of 124,500 of outstanding shares and warrants to purchase an additional 100,000 shares which are immediately exercisable.  Mr. Blanton’s application for a change of control was approved and allows Mr. Blanton to acquire up to 100% of the outstanding shares of United Americas Bankshares, Inc.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 25, 2010, the Company had 4,998,150 shares of common stock outstanding and approximately 940 shareholders of record.  There is currently no market for our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future.  There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market.  In 2008 and 2009, shares were sold in a private placement at $1.50 per share.  With the exception of the private placement, there is only incomplete information about trades of our shares and the prices at which any shares have traded.

During 2009 and 2008, we issued 1,019,693, and 2,246,669 shares of our common stock, respectively, in consideration of proceeds of $1,529,541, and $3,370,006, respectively, before expenses to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering.  The shares were sold by our officers and directors with the assistance of our sales agents, Commerce Street Capital, LLC and FIG Partners, L.L.C.  Our common stock was sold only to investors that we believed were accredited investors.  Our directors and officers received no compensation in connection with the sale of shares.

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

See Item 11 for information with respect to our equity compensation plans.

Item 6.           Selected Financial Data.

Not applicable.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this annual report, as well as with an understanding of our operating history.

Overview

First Century Bancorp. was incorporated in 2000 for the purpose of becoming a bank holding company.  We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act, and the bank holding company laws of Georgia.  We have one bank subsidiary, First Century Bank, National Association, which opened for business on March 25, 2002.  The Bank is also subject to various federal banking laws and regulations.  See the section entitled “First Century Bank” in Item 1 - Business for a description of the history of our Formal Agreement with the OCC.

The following discussion describes our results of operations and assesses our financial condition.  Our discussion and analysis for the years ended December 31, 2009 and 2008 is based on our audited financial statements for such periods.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during the years ended December 31, 2009 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 18 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance.

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations.  Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury.  Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B.  These transactions were completed in September 2009 and October 2009, respectively.

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”).  Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.  Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.   As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital.  Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power.  As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

•             On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

We are participating in the TAGP component of the TLGP.  We have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase during 2010.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements.  Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2009 included elsewhere in this annual report.  Management has discussed these critical accounting policies with the audit committee.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

Results of Operations

Net income (loss) for the year ended December 31, 2009 improved $3.6 million over the same period in 2008.  The Company earned $44,000 for the year ended December 31, 2009 as compared to a net loss of $3,515,000 for the same period in 2008.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.

Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income grew 281%, to $3,184,000 for the year ended December 31, 2009, compared to $837,000 for the year ended December 31, 2008.

The provision for loan losses was $334,000 for the year ended December 31, 2009, compared to $640,000 for the year ended December 31, 2008.  In 2008, the provision for loan losses was larger than 2009 due to significant growth in 2008 of $18.8 million in our loan portfolio and our response to deteriorating economic conditions, which caused us to apply higher risk weightings to the qualitative factors utilized in determining appropriate levels of reserves.  In 2009, we did not have continued loan growth and therefore, the provision for loan losses was maintained at a level that management considers to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  The Bank continues to demonstrate the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans.

Total non-interest income for the year ended December 31, 2009 was $2,227,000, compared to $609,000 for the year ended December 31, 2008.  Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  The increase in non-interest income for 2009 was primarily due to an increase in fees earned on mortgage originations due to the establishment of the mortgage divisions.  Non-interest expenses in 2009 were $5,034,000, compared to $4,321,000 in 2008.  The largest component of non-interest expenses is salaries and employee benefits, which totaled $2,481,000 for the year ended December 31, 2009, compared to $2,006,000 for the year ended December 31, 2007.

Net Interest Income

For the years ended December 31, 2009 and 2008, net interest income totaled $3,184,000 and $837,000, respectively.  Interest income from loans, including fees, was $2,368,000 and $1,722,000 for 2009 and 2008, respectively, or an increase of $646,000.  The yield decreased to 5.91% in 2009 from 7.53% in 2008.  The falling interest rate environment in 2008 had an immediate negative impact on the Bank’s adjustable rate loans, and continued to impact the Bank’s loan yield as loans matured and repriced, and new loans were made at the lower current market rates.  Management redirected cash resources to higher yielding investment securities in late 2008 and early 2009 taking advantage of market dislocations that occurred during that time period.  Interest income from investment securities was $2,529,000 and $562,000 for 2009 and 2008, respectively, which represented a higher yield of 9.15% in 2009, compared to the 5.93% yield earned in 2008.  Interest expense totaled $1,715,000 for the year ended December 31, 2009, compared to $1,586,000 in 2008.  The net interest margin realized on earning assets and the interest rate spread were 4.61% and 4.45%, respectively, for the year ended December 31, 2009, as compared 2.20% and 2.11%, respectively, for the year ended December 31, 2008.

The Bank’s growth has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since December 31, 2008, core deposits have grown approximately $13.4 million, or 137%. The Bank has been successful implementing this strategy resulting in an increase in net interest margin of 110%. The net interest margin realized on earning assets was 4.61% for the year ended December 31, 2009, as compared to 2.20% for the same period in 2008.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2009 and 2008 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	(Amounts presented in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$40,096	$2,368	5.91%	$22,865	$1,723	7.53%
Investment securities and other investments	27,642	2,529	9.15%	9,481	562	5.93%
Interest bearing deposits	1,150	2	0.13%	1,522	39	2.57%
Federal funds sold	129	—	0.14%	4,154	99	2.39%
Total interest earning assets	69,017	4,899	7.10%	38,021	2,423	6.37%

Other non-interest earnings assets	4,025			4,873

Total assets	$73,042			$42,894

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,356	$12	0.85%	$1,096	$23	2.08%
Savings and money market	9,130	188	2.06%	3,818	106	2.77%
Time	49,317	1,450	2.94%	29,072	1,354	4.66%
Federal funds purchased	43	—	0.97%	21	1	1.58%
Borrowings	4,916	65	1.33%	3,214	103	3.21%
Total interest-bearing liabilities	64,762	1,715	2.65%	37,221	1,586	4.26%
Other non-interest bearing liabilities	4,036			2,797
Shareholders’ equity	4,244			2,876

Total liabilities and shareholders’ equity	$73,042			$42,894

Excess of interest-earning assets over interest-bearing liabilities	$4,255			$800

Ratio of interest-earning assets to interest-bearing liabilities	106.57%			102.15%

Net interest income		$3,184			$836

Net interest spread			4.45%			2.11%

Net interest margin			4.61%			2.20%

Non-accrual loans are included in average loan balances and totaled $637,000 and $729,000 for 2009 and 2008 respectively.

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

	2009 Compared to 2008
	(Dollars in thousands)
	Increase (decrease) due to changes in
	Volume	Rate	Net

Change
Interest income on:
Loans (including loan fees)	$1,018	$(372)	$646
Investment securities	1,663	305	1,968
Interest bearing deposits	(1)	(37)	(38)
Federal funds sold	(6)	(93)	(99)
	2,674	(197)	2,477

Interest expense on:
Deposits:
Interest-bearing demand	2	(13)	(11)
Savings and money market	109	(27)	82
Time	595	(499)	96
Borrowings	22	(60)	(38)
Federal funds purchased	—	—	—
	728	(599)	129

	$1,946	$402	$2,348

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At December 31, 2009, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, that are expected to mature, prepay, or reprice in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

	At December 31, 2009 Maturing or Repricing in (dollars in thousands)
	Three Months	Four Months	1 to 5	Over 5
	or Less	to 12 Months	Years	Years	Total
Interest-earning assets:
Investment securities	$401	$2,625	$18,534	$3,230	$24,790
Loans	4,996	7,987	18,988	4,537	36,508

Total interest-bearing assets	5,397	10,612	37,522	7,767	61,298

Interest-bearing liabilities:
Deposits:
Savings and demand	20,393	—	—	—	20,393
Time deposits	8,515	36,262	1,320	—	46,097
Other Borrowings	—	2,000	—	—	2,000

Total interest-bearing liabilities	28,908	38,262	1,320	—	68,490

Interest sensitive difference per period	$(23,511)	$(27,650)	$36,202	$7,767	$(7,192)
Cumulative interest sensitivity difference	$(23,511)	$(51,161)	$(14,959)	$(7,192)
Cumulative difference to total interest earning assets	(38.36)%	(83.46)%	(24.40)%	(11.73)%

At December 31, 2009, the difference between the Bank’s liabilities and assets repricing within one year was $51,161,000, therefore the Bank’s balance sheet was liability-sensitive in a rising rate environment.  A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change.  Because rate-sensitive interest-bearing liabilities exceed rate sensitive assets, in a rising rate environment the Bank’s earnings position is exposed to declining earnings.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

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

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  The provision charged to expense was $334,000 for the year ended December 31, 2009, as compared to the $640,000 that was charged against earnings in 2008.  The loan portfolio decreased by approximately $1.4 million during the year ended December 31, 2009.  The allowance for loan losses was $415,000, or 1.13%, of gross loans at December 31, 2009, compared to $838,000, or 2.20%, of gross loans at December 31, 2008.  The primary reason for the decrease in our allowance for loan losses is the result of  the Bank recording specific reserves on certain impaired loans with a balance of $1,143,000 in 2008.  In 2009, three of these impaired loans were partially or fully charged off which reduced the allowance for loan losses by $450,000.

In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions, which we believe to be reasonable, but which may not prove to be accurate.  Some of the assumptions or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans, the valuation of the collateral for loans that are classified as impaired loans, the qualitative loss factors, and management’s plan for disposition of non-performing loans.  In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments which are inherently subjective and subject to change.  The use of different estimates or assumptions could produce different provisions for losses on loans.  We consider the current allowance for loan losses to be adequate to sustain any estimated or potential losses based on the Bank’s internal analysis and on credit review examinations conducted by regulatory authorities and third-party review services.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market area.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	December 31,
	2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$84	20%	$215	26%
Real estate - mortgage	199	48%	301	36%
Real estate - construction	85	21%	282	33%
Consumer	47	11%	40	5%
	$415	100%	$838	100%

The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

	For the years ended December 31,
	2009	2008

Balance at the beginning of period	$838	$276
Charge-offs:
Commercial, financial and agricultural	176	—
Real estate - mortgage	236	48
Real estate - construction	275	—
Consumer	93	79
Total Charged-off	780	127

Recoveries:
Commercial, financial and agricultural	—	2
Consumer	23	47
Total Recoveries	23	49

Net Charge-offs	757	78

Provision for Loan Loss	334	640

Balance at end of period	$415	$838

Total loans at end of period	$36,631	$38,101

Average loans outstanding	$37,388	$21,749

As a percentage of average loans:
Net loans charged-off	2.02%	0.36%
Provision for loan losses	0.89%	2.94%

Allowance for loan losses as a percentage of:
Year end loans	1.13%	2.20%

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

At December 31, 2009, there were $122,000 in loans outstanding, which were accounted for as non-accrual loans compared to $957,000 in outstanding loans accounted for as non-accrual loans at December 31, 2008, a decrease of $835,000, or 87%.  Total non-performing assets were $779,000 at December 31, 2009, compared to $1,619,000 at December 31, 2008, a decrease of $840,000, or 52%.  Interest income that would have been reported on the non-accrual loans in 2009 and 2008 was approximately $70,000 and $54,000 respectively.  Impaired loans approximated $960,000 and $1,631,000 as of December 31, 2009 and 2008, respectively.  The allowance for loan loss included a specific allowance of $24,000 and $489,000 for impaired loans as of December 31, 2009 and 2008, respectively.  In 2009, $450,000 was partially or fully charged off  on three impaired loans that held specific reserves at December 31, 2008. In addition, in 2009, one impaired loan, in the amount of $598,000, that was outstanding at 2008 year end, was foreclosed and is now classified as other real estate owned.

At December 31, 2009, the allowance for loan losses represented 329%  of the amount of non-performing loans, compared to 53% at December 31, 2008.   All of the  nonperforming loans at December 31, 2009 are secured by real estate with the exception $3,000 which is a unsecured consumer loan.  We have evaluated the underlying collateral on these loans and believe that such collateral is sufficient to minimize future losses.  However, the downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected our loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

The following table summarizes non-performing assets as of December 31, 2009 and 2008 (amounts are presented in thousands):

	December 31,
	2009	2008

Other real estate and repossessions	$654	$—

Non-accrual loans	122	957

Accruing loans 90 days or more past due	3	662
Total non-performing assets	$779	$1,619
As a percentage of gross loans:	2.13%	4.25%

Non-interest Income and Expense

First Century Bank looks for business opportunities which will enable it to grow and increase its value for all its stakeholders.  Due to the regulatory changes in the mortgage industry, First Century Bank has expanded its mortgage operations, to take advantage of the new benefits which now exist when partnering a bank with a mortgage operation.  In the last six months, First Century has added a new Retail Production / Operations hub, located in Roswell, Georgia, to our mortgage division previously comprised of the Gainesville mortgage location and the online Mortgage division, Century Point Mortgage.  The combined Mortgage Divisions have achieved significant production and growth in 2009.   It is the partnership of the banking and mortgage worlds which we anticipate will drive higher earnings and greater shareholder value for the bank in the upcoming year.  Revenues from the mortgage divisions are primarily considered non-interest income of fees, and gains on sale of the loans.  Interest income is earned on the loans from the time they are closed to the time they are sold which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  For the year ended December 31, 2009, non-interest income grew to $2,227,000 compared to $609,000 for the year ended December 31, 2008, an increase of $1,618,000, or 266%.  The increase in non-interest income was primarily due to an increase in fees earned on mortgage originations, due to the establishment of the mortgage divisions.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $130.4 million in mortgage loans during 2009, an increase of $88.7 million, or 213%, from

the same period a year ago.   Net gains (losses) on sales of securities were $(24,984) and $3,507 for the years ended December 31, 2009 and 2008, respectively. In 2009, we recorded an other-than-temporary impairment charge of $62,420 with respect to a restricted security, reducing the carrying value of our investment to $0.

With increased resources being directed towards the business areas providing the highest return on investment, the management reviewed all the other areas of resource allocation.  As a part of this process, management decided to close the loan production offices in Oakwood and Athens.  This is is scheduled to take place in first quarter of 2010.  The office closures have also resulted in the reduction of six lending and administrative or support personnel in the fourth quarter of 2009 and first quarter of 2010.  The Bank will continue to service its customers out of the Gainesville headquarters and will continue to utilize technology to enable its customers to access many of the bank services remotely.

Total non-interest expense for the year ended December 31, 2009 was $5,034,000 compared $4,321,000 for the year ended December 31, 2008, an increase of $713,000, or 16%.

Salaries and benefits, the largest component of non-interest expense, were $2,481,000 for the year ended December 31, 1009,  as compared to $2,006,000 for the year ended December 31, 2008, an increase of $475,000, or 24%.  While salaries and benefits attributable to the growth initiatives increased expenses by $1,159,000 for the year, the Bank was concurrently creating efficiencies attributable to the data processing and master services agreement initiated in September 2008, which reduced salaries and benefits expense during 2009 by approximately $685,000, resulting in an overall increase of $475,000.  A portion of this savings is replaced by the master services agreement expenses that are currently reflected in data processing expense below.

Total occupancy and equipment expenses for the year ended December 31, 2009, were $437,000 as compared to $486,000 for the year ended December 31, 2008, a decrease of $49,000, or 10%.  Total occupancy expenses for the year ended December 31, 2009 were lower than the same period in 2008, even with the addition of the mortgage divisions and the two LP/DP offices, as a result of management’s cost cutting initiatives, which included savings on building maintenance.

Professional fees for the year ended December 31, 2009, were $286,000 compared to $275,000 for the year ended December 31, 2008, an increase of $11,000, or 4%.  The increase in professional fees is primarily attributable to management consulting fees for the mortgage division.

Marketing expenses for the year ended December 31, 2009, were $260,000 compared to $430,000 for the year ended December 31, 2008, a decrease of $170,000, or 40%.  The marketing expense decrease of approximately $225,000 was attributable to the discontinuance of a multimedia marketing campaign that included billboards and various other media advertisements targeted at the Gainesville, Oakwood and Athens, Georgia markets.  In addition, the Century Point Mortgage division has heavily invested in internet advertising during its startup phase and increased marketing expense in 2009 by approximately $50,000.  As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of the division’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  As the division is maturing, the marketing budget is being analyzed and directed to the most successful techniques.

In 2008, the Bank entered into a data processing contract to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  This change, which was completed in September 2008, has enabled the Bank to decrease its overall costs and increase its flexibility in data processing.  Data processing expense for the year ended December 31, 2009, were $561,000, compared to $547,000 for the year ended December 31, 2008, an increase of $14,000, or 3%.  The year to date increase includes approximately $228,000 of master services agreement costs noted under salaries and benefits mentioned above resulting in savings for core data processing expense of approximately $214,000 for the year ended December 31, 2009.

Telephone expense, postage and delivery services, and office supply expenses for the year ended December 31, 2009 totaled $112,000, compared to $182,000 for the year ended December 31, 2008, a decrease of $70,000, or 38%.  These expenses were reduced as a result of management’s cost cutting initiatives, eliminating excess capacity and centralized operations.

Insurance, taxes, and regulatory assessment expenses totaled $253,000 for the year ended December 31, 2009,  compared to $132,000 for the year ended December 31, 2008, an increase of $121,000, or 92%.  During the year ended December 31, 2009, the Bank’s FDIC expense increased $85,000 over the same period in 2008 due to the growth in deposits and the FDIC imposed special assessment.  Directors’ and officers’ liability insurance premiums increased $33,295 during the year ended December 31, 2009.

Lending related expenses were $426,000 for the year ended December 31, 2009 compared to $206,000 for the year ended December 31, 2008, an increase of $220,000, or 107%.  The increase is primarily related to appraisal expenses generated by the mortgage division.

Other non-interest expenses were $218,000 for the year ended December 31, 2009, compared to $57,000 for the year ended December 31, 2008, an increase of $161,000, or 282%.  Software licensing fees increased in 2009 approximately $67,000 due to specialized needs in the mortgage division.  In the second quarter 2009 the bank recorded a $25,000 legal settlement related to circumstances surrounding the departure of one of our Century Point Mortgage employees from their previous employer.  Neither the Company nor the Bank were a party to the lawsuit, however, in the interests of eliminating the tangible and intangible costs involved in the continuing litigation, we decided it was in our best interests to contribute to a settlement amount in order to resolve the pending matter.  In the third quarter of  2009, the Bank experienced a loss of approximately $59,000 due to a check fraud scheme, which was recorded as other non-interest expense.

The following table shows the components of non-interest expense incurred for years ended December 31, 2009 and 2008 and changes attributable to the growth of the Company:

	2009	2008	Increase / (Decrease)	Main Office Bank & Parent	Oakwood	Athens	Century Point Mortgage Division	Retail Mortgage Division
Salaries and employee benefits	$2,480,962	$2,006,318	$474,644	$(684,725)	$294,069	$113,291	$292,778	$459,231
Occupancy expenses	436,669	485,775	(49,106)	(150,204)	34,684	17,903	13,789	34,722
Professional fees	285,627	274,953	10,674	(36,435)	(1,665)	800	(723)	48,697
Marketing	259,696	430,260	(170,564)	(225,240)	1,347	(629)	49,822	4,136
Data Processing	560,775	546,596	14,179	(4,352)	3,870	6,040	4,377	4,244
Telephone	55,201	69,148	(13,947)	(22,659)	1,492	2,270	903	4,047
Postage and DeliveryServices	29,338	42,407	(13,069)	(20,505)	(6)	97	268	7,077
Insurance, Tax, and Assessment	253,229	131,931	121,298	120,715	(185)	60	(699)	1,407
Office Supplies	27,586	70,231	(42,645)	(45,378)	(2,651)	(516)	(725)	6,625
Lending Related Expense	426,456	206,221	220,235	(114,439)	(3,064)	1,049	246,827	89,862
Other Non-Interest Expense	218,257	57,465	160,792	73,623	15,084	2,155	64,881	5,049

Total Non-Interest Expense	$5,033,796	$4,321,305	$712,491	$(1,109,599)	$342,975	$142,520	$671,498	$665,097

Income Taxes

At December 31, 2009, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $11,527,000 and $11,310,000, respectively, which will expire beginning in 2022 if not previously utilized.  The utilization of the net operating loss carry forward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company.

Financial Condition

Total assets increased $13,687,000, or 22%, from $62,879,000 December 31, 2008 to $76,566,000 at December 31, 2009.  The primary sources of the increase was in investment securities, which increased by $6,111,000, or 33%, and loans held for sale which increased by $7,773,000, or 417%.  Total deposits increased by $12,446,000, or 22%, from December 31, 2008 to December 31, 2009 with a $13,408,000, or 137%, increase in core deposits.  Total shareholders’ equity increased $1,235,00 from $3,164,000 at December 31, 2008 to $4,399,000 at December 31, 2009.  During 2009, we received proceeds of $1,529,541 less stock issuance costs of $206,211 from the sale of 1,019,693 shares in a private placement.

Loans

Gross loans totaled $36,631,000 at December 31, 2009, a decrease of $1,470,000, or 3.9%, since December 31, 2008.  Management is continuously investigating opportunities to generate loan growth and diversify its loan portfolio.  Balances within the major loans receivable categories as of December 31, 2009 and December 31, 2008 are as follows (amounts are presented in thousands):

	2009		2008
Commercial, financial and agricultural	$3,716	10%	$4,528	12%
Real estate — mortgage	26,643	73%	26,521	70%
Real estate — construction	4,746	13%	5,239	14%
Consumer	1,526	4%	1,813	5%

Total	$36,631	100%	$38,101	100%

As of December 31, 2009, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

	Commercial	Real Estate Mortgage	Real Estate Construction	Consumer	Total
Within 1 year	$2 1,465	$7,172	$3,903	$438	$12,978
1 to 5 years	1,463	15,721	843	1,088	19,115
Over 5 years	788	3,750	—	—	4,538

Totals	$3,716	$26,643	$4,746	$1,526	$36,631

As of December 31, 2009, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
Within 1 year	$398	$1,067	$1,465
1 to 5 years	1,234	229	1,463
Over 5 years	788	—	788

Real estate — Mortgage
Within 1 year	$6,822	$350	$7,172
1 to 5 years	14,033	1,688	15,721
Over 5 years	2,958	792	3,750

Real estate — Construction
Within 1 year	$2,973	$930	$3,903
1 to 5 years	416	427	843
Over 5 years	—	—	—

Consumer
Within 1 year	$438	—	$438
1 to 5 years	1,069	19	1,088
Over 5 years	—	—	—

Investment Securities

Investment securities as of December 31, 2009 and December 31, 2008 are summarized as follows.

	December 31, 2009
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$983,146	$28,888	$—	$1,012,034
Obligations of States and Political Subdivisions	326,855	—	(87,693)	239,162
Mortgage Backed Securities-GNMA	1,435,829	71,850	—	1,507,679
Mortgage Backed Securities-FNMA and FHLMC	794,697	9,750	(1, 928)	802,519
Private Label Residential Mortgage Backed Securities	2,720,521	4,331	(288,440)	2,436,412
Private Label Commercial Mortgage Backed Securities	726,226	12,223	—	738,449
Corporate Debt Securities	575,000	6,700	(9,490)	572,210
Equity Securities	298,680	—	(12,720)	285,960
	$7,860,954	$133,742	$(400,271)	$7,594,425

	December 31, 2009
Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Private Label Residential Mortgage Backed Securities	$1,963,140	$255,583	$—	$2,218,723
Private Label Commercial Mortgage Backed Securities	14,831,223	1,056,040	(57,627)	15,826,636
	$16,764,363	$1,311,623	$(57,627)	$18,048,359

	December 31, 2008
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$2,381,588	$57,950	$—	$2,439,538
Mortgage Backed Securities-GNMA	3,033,535	—	(11,564)	3,021,971
Mortgage Backed Securities-FNMA and FHLMC	1,216,275	1,963	(196)	1,218,042
Private Label Collateralized Mortgage Securities	1,788,390	7,182	—	1,795,572
Private Label Residential Mortgage Backed Securities	1,889,704	18,291	(17,851)	1,890,144
Corporate Debt Securities	575,000	1,100	(19,500)	556,600
Equity Securities	298,680	—	(120,480)	178,200
	$11,183,172	$86,486	$(169,591)	$11,100,067

	December 31, 2008
Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Private Label Residential Mortgage Backed Securities	$1,770,035	$—	$(5,257)	$1,764,778
Private Label Commercial Mortgage Backed Securities	5,408,005	—	(42,894)	5,365,111
	$7,178,040	$—	$(48,151)	$7,129,889

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008:

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$239,162	$(87,693)	$—	$—	$239,162	$(87,693)
Mortgage Backed Securities-FNMA and FHLMC	—	—	492,889	(1,928)	492,889	(1,928)
Private Label Residential Mortgage Backed Securities	1,463,016	(117,777)	416,654	(170,662)	1,879,670	(288,439)
Corporate Debt Securities	315,510	(9,490)	—	—	315,510	(9,490)
Equity Securities	—	—	285,960	(12,720)	285,960	(12,720)

	$2,017,688	$(214,960)	$1,195,503	$(185,310)	$3,213,191	$(400,270)

Securities Held to Maturity

Private Label Commercial Mortgage Backed Securities	$887,578	$(57,627)	$—	$—	$887,578	$(57,627)

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage Backed Securities-GNMA	$346,339	$(3,112)	$200,222	$(8,452)	$546,561	$(11,564)
Mortgage Backed Securities-FNMA and FHLMC	786,687	(196)	—	—	786,687	(196)
Private Label Residential Mortgage Backed Securities	557,431	(17,851)	—	—	557,431	(17,851)
Corporate Debt Securities	305,500	(19,500)	—	—	305,500	(19,500)
Equity Securities	178,200	(120,480)	—	—	178,200	(120,480)

	$2,174,157	$(161,139)	$200,222	$(8,452)	$2,374,379	$(169,591)

Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	1,764,778	(5,257)	—	—	1,764,778	(5,257)
Private Label Commercial Mortgage Backed Securities	5,365,111	(42,894)	—	—	5,365,111	(42,894)

	$7,129,889	$(48,151)	$—	$—	$7,129,889	$(48,151)

At December 31, 2009, 6 of the 14 debt securities available for sale, 1 of the 1 equity securities available for sale, and 1 of the 20 debt securities held to maturity contained unrealized losses.  Because the declines in market value of investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2009.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.  The Company’s unrealized losses at December 31, 2009 were attributable to changes in market interest rates since the securities were purchased and not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.  Management has no specific intent to sell any securities, and it is more likely than not that the Bank will not have to sell any security before recovery of its cost basis.

Gross realized gains on securities totaled $49,176 and $3,507 for the years ending December 31, 2009 and 2008, respectively.  Gross realized losses on securities totaled $24,192 and $0 for the years ending December 31, 2009 and 2008, respectively.

Other investments on the balance sheet at December 31, 2009 and December 31, 2008, respectively include restricted securities consisting of Federal Reserve Bank stock of $137,300 and $107,250, Federal Home Loan Bank stock of $263,500 and $257,500, and Silverton Bank stock of $0 and $62,420.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.  On May 1, 2009, Silverton Bank, a correspondent bank based in Atlanta, Georgia, was closed by the OCC and the FDIC was named Receiver.  The FDIC created a bridge bank to take over the operations of Silverton Bank.  The creation of the bridge bank allowed Silverton Bank’s financial institution clients to transition their correspondent banking needs to other providers with the least amount of disruptions.  The bridge bank continued to operate business as usual through July 29, 2009.  As a result of this development, we believed that it is highly unlikely that we would recover any portion of our investment in the restricted stock of Silverton Bank’s holding company, Silverton Financial Services, Inc.  Accordingly, in the second quarter of 2009, we recorded an other-than-temporary impairment charge of $62,420 with respect to this restricted security, reducing the carrying value of our investment to $0.

There were no securities required to be pledged to secure public deposits at December 31, 2009 and December 31, 2008.   There were $20,151,000 securities pledged as collateral for lines of credit with the Federal Reserve Bank Discount Window and the Federal Home Loan Bank, see note 9 to the financial statements.

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S Government Agencies
5 to 10 Years	$983,146	1,012,034	5.25%	$—	—	—
Obligations of States and Political Subdivisions
1 to 5 Years	326,855	239,162	8.71%	—	—	—
Corporate Debt Securities
1 to 5 Years	575,000	572,210	7.88%	—	—	—
Equity Securities
1 to 5 Years	298,680	285,960	7.91%	—	—	—
Mortgage Backed Securities
Less than 1 Year	2,020,103	2,086,176	6.66%	538,587	548,882	10.62%
1 to 5 Years	3,194,215	2,927,749	9.25%	14,509,031	15,540,677	10.40%
5 to 10 Years	462,955	471,134	2.95%	1,746,745	1,958,800	9.31%

	$7,860,954	7,594,425	7.62%	$16,794,363	18,048,359	10.28%

Deposits

At December 31, 2009, total deposits were $69,567,000, an increase of $12,446,000, or 22%, from December 31, 2008.  Demand deposits (interest bearing and non-interest bearing) totaled $11,220,000, an increase of $7,401,000, or 178%, during 2009.  Money Market Deposit Accounts and savings deposits increased $6,305,000, or 112%, and time deposits decreased $1,261,000, or 3%, during the same time period.  Our success in raising retail time deposits has enabled us to reduce brokered deposits, which are considered less desirable by regulators due to their volatile nature, to $1,357,000 at December 31, 2009 from $18,446,000, a decrease of by $17,089,000, or 93%.

Balances within the major deposit categories as of December 31, 2009 and December 31, 2008 are as follows (amounts are presented in thousands):

	2009		2008
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$3,076	N/A	$3,036	N/A
Interest-bearing demand deposits	8,443	0.85%	1,082	2.08%
MMDA and Savings deposits	11,950	2.06%	5,645	2.77%
Time deposits less than $100,000	28,072	2.81%	35,944	4.67%
Time deposits over $100,000	18,026	3.27%	11,414	4.54%
	$69,567		$57,121

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2009 are summarized as follows (amounts are presented in thousands):

Within 3 months	$3,648
After 3 through 6 months	4,804
After 6 through 12 months	9,330
After 12 months	244

Total	$18,026

Capital Resources

Total shareholders’ equity increased from $3,164,000 at December 31, 2008, to $4,399,000 at December 31, 2009.  In July 2008, we commenced a private offering of shares of our common stock.  The private offering closed on May 14, 2009.  The Company received total net proceeds from the offering of $4,899,547, from the sale of 3,266,362 shares.  During the first and second quarters of 2009, the Company received proceeds of $1,529,541 from the sale of 1,019,693 shares in the offering, less stock issuance costs of $206,211.  We have used and will continue to use the net proceeds for working capital purposes.  The common stock that was sold in the offering has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.  The Bank was considered “well capitalized” at December 31, 2009.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2009

Total Capital to Risk-Weighted Assets	$5,062	10.82%	$3,748	8.00%	$4,685	10.00%
Tier I Capital to Risk-Weighted Assets	4,647	9.94	1,874	4.00	2,811	6.00
Tier I Capital to Average Assets	4,647	6.22	2,991	4.00	3,739	5.00

December 31, 2008

Total Capital to Risk-Weighted Assets	$3,793	9.29%	$3,265	8.00%	$4,081	10.00%
Tier I Capital to Risk-Weighted Assets	3,279	8.04	1,632	4.00	2,449	6.00
Tier I Capital to Average Assets	3,279	6.07	2,160	4.00	2,701	5.00

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

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  The Bank has a line of credit totaling $14,170,000, representing 20% of the Bank’s total assets at September 30, 2009.  At December 31, 2009, and 2008, the Bank has one advance from the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $2,000,000.  The advance bears interest at a fixed interest rate of 2.497% and matures on May 1, 2013.  The Bank has pledged as collateral investment securities and loans with a carrying amount of $4,342,000, and eligible residential and commercial real estate loans with a carrying amount of $12,349,000 at December 31, 2009.

The Bank has a $1,000,000 unsecured federal fund line of credit available with Centerstate Bank of Florida  As of December 31, 2009 there were no balances were outstanding.  As of December 31, 2008 the Bank had a $2,000,000 secured federal funds line of credit with Silverton Bank, of which no balances were outstanding, but the Bank had pledged investment securities with a carrying amount of $1,428,000.

The Bank is approved to borrow from the Federal Reserve Bank discount window program.  As of December 31, 2009 the Bank’s primary borrowing capacity was $20,530,000, based on pledged investment securities with a carrying amount of $15,809,000, and eligible commercial real estate loans with a carrying amount of $8,310,000 at December 31, 2009.  There were $0 advances outstanding at December 31, 2009 and 2008.

As disclosed in the Company’s consolidated statement of cash flows, net cash used by operating activities totaled $8,187,000 in 2009.  The major uses of cash used by operating activities was the origination of $7,773,000 loans held for sale, and non cash items; depreciation, amortization and accretion, provision for loan losses which totaled $510,000.  Net cash used by investing activities totaled $5,275,000 in 2009, consisting primarily of purchases of investment securities available-for-sale of $9,691,000, purchases of securities held-to-maturity of $11,599,000, offset by principal paydowns, maturities, calls, and sales of investment securities available-for-sale of $13,220,000, and investment securities held-to-maturity of $2,769,000.  Net cash inflows from financing activities totaled $13,768,000, which were mainly attributable to net increase in deposits of $12,446,000, and from the issuance of common stock issuance cash proceeds of $1,530,000.

The following table outlines our various sources of borrowed funds during the years ended December 31, 2009 and 2008, the amounts outstanding at the end of each period and the weighted-average interest rates paid for each borrowing source.

		Period-		Weighted- Average	Maximum Outstanding
	Ending	End	Average	Rate for	at any
(Dollars in thousands)	Balance	Rate	Balance	Year	Month End
December 31, 2009
Federal Home Loan Bank daily rate advances	$—	—%	$25	0.58%	$—
Federal Home Loan Bank fixed rate advances	2,000	2.50%	2,000	2.50%	2,000
Federal funds purchased	—	—%	43	0.95%	—
Federal reserve discount window	—	—%	2,891	0.50%	8,000

December 31, 2008
Federal Home Loan Bank daily rate advances	$—	—%	$268	1.28%	$2,525
Federal Home Loan Bank fixed rate advances	2,000	2.50%	2,945	2.50%	2,000
Federal funds purchased	—	—%	21	1.58%	140

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2009:

Commitments to extend credit	$3,238,000
Standby letters of credit	$276,000

Inflation

Inflation has an important effect on the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements.  We deal with the effects of inflation through the management of interest rate sensitivit position, by periodically reviewing and adjusting our pricing of services to consider current costs and through managing our level of net income relative to our dividend payout policy.

Selected Ratios

The following table sets out specified ratios of the Company for the years indicated.

	2009	2008

Net income (loss) to:
Average shareholders’ equity	1.01%	(121.19)%
Average assets	0.06%	(7.68)%
Dividends to net income (loss)	—	—
Average equity to average assets	5.58%	6.33%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                                                           Financial Statements.

The following financial statements are included as Exhibit 99.1, and are incorporated herein by reference:

•                  Reports of Independent Registered Public Accounting Firms;

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

Item 9A.                                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.                                                  Other Information.

Not applicable.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance.

Directors

The Company’s Board of Directors currently consists of seven members.  Each director serves a one-year term, expiring at the annual meeting of shareholders, upon the election and qualification of the director’s successor.  The following table shows for each director:  (a) his or her name; (b) his or her age at December 31, 2009; (c) how long he or she has been a director of the Company; and (d) his or her position with the Company and the Bank.

Name (Age)	Director Since	Position with the Company

William A. Bagwell, Jr. (38)	2007	Director of the Company and Bank
William R. Blanton (62)	2007	Chairman, President, Chief Executive Officer, and Director of the Company and Bank
Lanny W. Dunagan (58)	2002	Director of the Company and Bank
William M. Evans, Jr. (58)	2007	Director of the Company and Bank
Gilbert T. Jones, Sr. (72) (1)	2000	Director of the Company and Bank
J. Allen Nivens, Jr. (34)	2007	Director of the Company and Bank
Dr. Wendell A. Turner (52)	2001	Director of the Company and Bank
R.K. Whitehead III (44)	2007	Director of the Company and Bank

(1) Mr. Jones retired in Janaury 2010

Background of Directors

Each individual director has qualifications and skills that together as a whole create a strong and well-balanced board. The experiences and qualifications of our directors include the following:

William A. Bagwell, Jr.  Mr. Bagwell is the manager of Homestead Investments, LLC, a real estate investment company, since 2005.  Mr. Bagwell has served as a director of the Hall County Farm Bureau since 2007.  Mr. Bagwell served from 1999 to 2005 as the Vice President of the Greater Hall Chamber of Commerce.  Mr. Bagwell holds a bachelor of science degree in political science from Presbyterian College.  His extensive personal understanding of the markets that we serve and his professional experience in various real estate development projects are valuable assets to the board.

William R. Blanton.  Mr. Blanton has over 40 years of banking experience and serves as the Chairman of our Board of Directors and our Chief Executive Officer.  Mr. Blanton currently serves as the Vice Chairman and Chief Executive Officer of First Covenant Bank, and the Vice Chairman of United Americas Bankshares, Inc.  Mr. Blanton is also President of CINC Systems, LLC, a software company specializing in software for the banking and non-profit industries, and Accounting Integrators’, LLC a software company specializing in integrating non-profit organizations depository accounts with banks.  In addition, he is the managing member of Terrazza Realty Advisors, LLC and Terrazza Realty Investments, LLC, real estate investment companies.  Prior to his current positions, Mr. Blanton held several positions at First Capital Bank including President and Chief Financial Officer from August 1989 through November 2005.  Mr. Blanton has also held executive positions with Investors Bank & Trust in Duluth, Georgia and several other community banks.  In addition, Mr. Blanton previously served as President of Bank Analysts, a bank consulting firm, as an examiner for the Georgia Department of Banking and Finance, as a member of the National Advisory Committee for the Small Business Administration, and as a Director of the Federal Home Loan Bank of Atlanta.  Mr. Blanton serves on the board of directors of First Covenant Bank, United Americas Bankshares, Inc., and its subsidiary United Americas Bank.  Mr. Blanton holds a degree in accounting from Georgia State University.  Mr. Blanton has extensive banking experience.  The breadth of experience and institutional knowledge of the Company is critical to lead the board through the current challenging economic climate.

Lanny W. Dunagan.  Mr. Dunagan is a Hall County native and is the sole owner of Lanny Dunagan’s Welding Service, a company he founded in 1984.  He is a member and trustee of Hopewell Baptist Church in Gainesville, Georgia.  As a native of Hall County, he has personal contacts and an awareness of the market in which the Company operates.  His business experience also provides the board with insight into the challenges facing small business owners in our market.

William M. Evans, Jr.  Mr. Evans is the President of Fox Creek Properties, Inc., a land development business, a position he has held since 1993.  He is also a Vice-President with Piedmont Investments.  Mr. Evans has been a founding member of three banks:  Heritage Bank, Premier Bankshares and Piedmont Bank.  He most recently served as chairman of Piedmont Bank from 2001 until its sale in 2006 to PrivateBancorp, Inc., which is publicly traded under the symbol PVTB.  Mr. Evans holds a degree in accounting and finance from West Georgia College and an M.B.A. from the University of Georgia.  Mr. Evans’ extensive banking experience is valuable to the board as it manages the Company’s affairs in this difficult economic environment.  He also has extensive experience in various land development projects, which provides unique knowledge of the market in which we operate.

J. Allen Nivens, Jr.  Mr. Nivens is Director of Corporate Sales for Indigo Energy, a wholesale fuel distributor.  Prior to Indigo, he was a commercial real estate broker with The Norton Agency in Gainesville for four years.  Prior to Norton, he was VP of Commercial Lending with Hamilton State Bank and Regions Bank for eight years.  In the community, Mr. Nivens is Chairman of the John Jarrard Foundation, on the Gainesville State College Foundation Executive Board, on the Greater Hall Chamber of Commerce Executive Board, on the board of Riverside Military Academy and the 2006 Hall County Young Man of the Year.  Mr. Nivens holds a degree in management from the Georgia Institute of Technology.  Mr. Nivens’ significant banking experience and ties to the community provide him with an awareness of both the business and social environment within which the Company operates.  His professional experience in commercial acreage sales also is a valuable asset to the board.

Dr. Wendell A. Turner.  Dr. Turner is a medical doctor and has been practicing with Gainesville Gynecology, LLC since 2007.  Prior to opening Gainesville Gynecology, LLC, he practiced with Lanier OB/GYN Associates LLC from 1986 until 2007.  Dr. Turner holds an associates degree in art from Clayton State College and a bachelor of science degree in chemistry from the Georgia Institute of Technology.  He received his M.D. degree from the Medical College of Georgia in 1982.  Dr. Turner’s ties to the local community and analytical skills are useful assets to the board.

R.K. Whitehead III.  Mr. Whitehead has served as the President of Whitehead Die Casting Co., an aluminum and zinc die casting manufacturer, since 1990.  Mr. Whitehead is also the President of WDI Company, a real estate business located in Gainesville, Georgia.  In addition, he holds several committee positions with the Northeast Georgia Health System:  Finance Committee (Chairman), Treasury Sub-Committee, Executive Committee, Compensation Committee, Real Estate Committee, and Strategic Planning Committee.  In addition, he is currently the Chairman of Elachee Nature Science Center and serves as Treasurer of North House.  He is a past Chairman of the Greater Hall Chamber of Commerce.  Mr. Whitehead holds a bachelor of mechanical engineering from the Georgia Institute of Technology.  Mr. Whiteheads’s professional experience as a successful local business executive provides the board with business insight and a unique knowledge of the markets we serve.

Executive Officers

The table below shows the following information for the Company’s and the Bank’s executive officers:  (a) his or her name; (b) his or her age at December 31, 2009; (c) how long he or she has been an executive officer of the Company; and (d) his or her positions with the Company and the Bank:

Name (Age)	Executive Officer Since	Position with the Company and Business Experience

William R. Blanton (62)	2008	Chairman, President and Chief Executive Officer of the Company and the Bank
Denise Smyth (46)	2008	Chief Financial Officer of the Company and the Bank

Background of Executive Officers of the Company

The background information for William R. Blanton is provided above under the heading “Background of Directors.”

Denise Smyth.  Ms. Smyth was appointed the Chief Financial Officer of the Company in October 2008.  Ms. Smyth has over 20 years of banking industry, accounting and financial reporting experience working for both regional and community banks.  Ms. Smyth also serves as Chief Financial Officer for First Covenant Bank, a position she has held since July 2006.  Ms. Smyth served as the Regulatory Reporting Manager at Flag Bank in Atlanta from November 2005 until July 2006.  Prior to Flag Bank, Ms. Smyth was the Assistant Controller at First Capital Bank from October 2003 until October 2005.  From 1984 through 1999 she held Accounting Management positions at First Union National Bank, First Fidelity Bank, NA, Village Bank and Union State Bank.  She holds a bachelor of science degree in accounting from St. Thomas Aquinas College and is a certified public accountant.

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

Based on a review of Section 16(a) reports and written representations from our directors and executive officers, we believe that all of our directors, executive officers and 10% shareholders have made all filings required under Section 16(a) in a timely manner with the exception of the following:

Dr. Wendell Turner failed to timely file a Form 4 for his purchase of 70,000 share of common stock on April 1, 2009.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial and Accounting Officer.  The Company will provide a copy of the Code of Ethics free of charge to any person upon written request to the Company.  Any such request should be addressed to our principal executive office at 807 Dorsey Street, Gainesville, Georgia 30501.

Audit Committee

The Boards of Directors of the Company and the Bank have established a joint Audit Committee for the purpose of reviewing the Company’s annual report and internal audit report of independent public accountants.  The Audit Committee members for 2009 were Chairman; William M. Evans, Jr., Lanny W. Dunagan; William A. Bagwell, Jr., and J. Allen Nivens.  Each of these members meets the requirement for independence set forth in the NASDAQ Global Market listing standards.  Our Board of Directors has determined that Mr. Evans qualifies as audit committee financial experts under the SEC rules.

Item 11.                                                    Executive Compensation.

Our principle executive officer, William R. Blanton, did not receive any compensation from us in 2008 or 2009.  No other executive officer earned total compensation in excess of $100,000 in 2009.

Outstanding Equity Awards at December 31, 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Willam R. Blanton	850,254	—	$1.50	No expiration

Director Compensation

The directors of the Company were not compensated for their services as directors for fiscal year 2009.

Equity Compensation Plan Information

The following table sets forth the equity compensation plans information at December 31, 2009 for the following equity compensation plans or agreements:

•                  First Century Bancorp. 2003 Stock Incentive Plan;

•                  First Century Bancorp. Non-Qualified Stock Option Agreement with R. Allen Smith; and

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	349,834	$1.83	400,166
Equity compensation plans not approved by security holders	253,393	$8.03	—

Total	603.227	$4.43	400,166

Non-Qualified Stock Option Agreement with R. Allen Smith.  On September 20, 2005 the Company entered a consulting agreement with Mr. Smith, pursuant to which the Company granted Mr. Smith an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  One-third of the option was vested and exercisable upon grant, with the remaining thirds vesting on an annual basis.

Warrant Agreements with Certain of the Company’s Directors.  On March 25, 2002, the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors.  Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable.  Exercisable warrants will generally remain exercisable for the 10-year period following the date of issuance.  The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events.  As of December 31, 2009, 153,393 warrants remained outstanding of which 153,393 are exercisable.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 25, 2010 by (a) each director and the executive officers named in the Summary Compensation Table; (b) the executive officers and all directors, as a group; and (c) owners of more than 5% of our outstanding common stock,.  The information shown below is based upon information furnished to the Company by the named persons.  Other than the directors, executive officers, and shareholders listed below, we are unaware of any holder of more than 5% of the Company’s common stock.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act.  Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security.  Under the rules, more than one person may be deemed to be a beneficial owner of the same securities.  A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days of March 25, 2010.

Name	Number of Shares	Exercisable Warrants & Options(1)	Total Beneficial Ownership	% of Class (2)	Nature of Beneficial Ownership
Directors:
William A. Bagwell, Jr.	76,994	136,332	213,326	4.2%	Includes warrants to purchase 136,332 shares held by Homestead Investment, LLC
William R. Blanton	442,806	850,254	1,293,060	22.1%
William M. Evans, Jr.	484,129	283,418	767,547	14.5%	Includes warrants to purchase 147,602 shares held by Silver Hill Enterprises LP and 333,333 shares held by Mr. Evan’s spouse
Lanny Dunagan	42,042	13,334	55,376	1.1%	Includes 500 shares held jointly with Mr. Dunagan’s son
J. Allen Nivens, Jr.	37,345	69,165	106,510	2.1%
Dr. Wendell Turner	147,327	27,067	174,394	3.5%
R. K. Whitehead, III	37,345	69,165	106,510	2.1%
All Directors and Executive Officers as a Group (7 persons):

	1,267,988	1,448,735	2,716,723	42.1%
5 Percent Shareholders:
Golden Isles Reinsurance Co. Ltd. (3)	666,668	0	666,668	13.3%
Joe E. McCart (4)	650,000	0	650,000	13.0%
J. Clay Newman (5)	333,334	0	333,334	6.7%
Richard T. Smith (6)	333,334	0	333,334	6.7%

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

(2) Based on 4,998,150 shares of common stock of the company outstanding as of December 31, 2009, plus the number of shares which the named person exercising all options or warrants has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

(3)  Golden Isles Reinsurance Co. address is 4800 River Green Parkway, Duluth, GA  30096.

(4)  Joe E.  McCart’s address is 5719 Legends Club Circle, Braselton, GA  30517.

(5)  J. Clay Newman’s address is 5102 Park St. SW, Covington, GA  30014.

(6)  Richard T. Smith’s address is 1850 Brandson Hall Drive, Atlanta GA  30530.

The information with respect to our equity compensation plans is included in Item 11.

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

In September 2008, the Bank entered into a master service agreement and data processing agreement to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank, an entity in which William R. Blanton is a principal owner.  For the year ended December 31, 2009 and 2008 the total billed under the data processing agreement with First Covenant Bank was $186,145 and $38,865, respectively.  For the year ended December 31, 2009 and 2008 the total billed under the master services agreement with First Covenant Bank was $228,150 and $39,579, respectively.

The Bank is affiliated with CINC Systems (“CINC”), a software services company.  The Bank and CINC are affiliated through common management.  The Bank has contracted with CINC to provide them with web and server hosting facilities.  For the years ended December 31, 2009 and 2008 the total expense incurred for these services was $19,200 and $10,000, respectively.

The Bank has certain mortgage loans with a carrying amount of $2,268,983 and $2,742,062 as of December 31, 2009 and 2008, respectively, which were purchased from The Company Americas Bank, an entity in which William R. Blanton is a principal owner..

The Bank has certain loans with a carrying amount of $842,072 and $1,741,760 as of December 31, 2009 and 2008, respectively, which were purchased from First Covenant Bank, an entity in which William R. Blanton is a principal owner.

The Bank sold certain loans with a carrying amount of $7,324,121 and $10,113,232 as of December 31, 2009 and 2008, respectively, to First Covenant Bank, an entity in which William R. Blanton is a principal owner.

Director Independence

The Board of Directors determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NASDAQ Global Market listing standards.  The Board of Directors determined that each of the following non-employee directors is independent and has no material relationship with the Company, except as a director and shareholder of the Company:  William Bagwell, Jr., William Evans, Jr., Lanny W. Dunagan, Gilbert T. Jones, Sr., J. Allen Nivens, Jr., Dr. Wendell A. Turner and R.K. Whitehead, III.  In addition, based on such standards, William R. Blanton is not independent because he serves as our Chief Executive Officer.  All of the members of our audit, nominating and compensation committees are independent with the exception of William R. Blanton, who serves on our nominating committee.

Item 14.                                                    Principal Accounting Fees and Services

The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2009 by Mauldin and Jenkins, Certified Public Accountants, LLC and 2008 by McNair, McLemore, Middlebrooks & Co., LLP.

	2009	2008
Audit Fees (1)	$64,698	$44,501
Audit-Related Fees(2)	—	12,942
Tax Fees (3)	6,100	3,691
All Other Fees	—	—
Total Fees	$70,798	$61,134

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

PART IV

Item 15.                 Exhibits List.

Exhibit
Number	Description

3.1	Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2	Amendment to Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3	Second Amendment to the Articles of Incorporation of NBOG Bancorporation, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 2, 2007.

3.4	Third Amendment to the Articles of Incorporation of First Century Bancorp. Incorporated by reference to Exhibit 3.4 of the Form 10-K filed on March 31, 2009.

3.5	Amended and Restated Bylaws of First Century Bancorp. Incorporated by reference to Exhibit 3.5 of the Form 10-K filed on March 31, 2009.

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Form of common stock certificate of First Century Bancorp. Incorporated by reference to Exhibit 4(ii) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.1*	First Century Bancorp. Amended and Restated 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Form 10-K filed on March 31, 2009.

10.2*	Form of Incentive Stock Option Award. Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.3*	Form of Nonqualified Stock Option Award. Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-122567, filed on February 4, 2005.

10.4*	Form of First Century Bancorp. Organizer’s Warrant Agreement. Incorporated by reference to Exhibit 10(iv) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

10.5*

Stock Purchase Agreement, by and between FCB, First Century Bank and William R. Blanton, dated January 23, 2007.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 29, 2007.

10.6	Master Services Agreement between First Covenant Bank and First Century Bank dated September 12, 2008.

21	Subsidiaries of First Century Bancorp.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1.

99.1	Audited Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

Copies of exhibits are available upon written request to Corporate Secretary, First Century Bancorp., 807 Dorsey Street, Gainesville, Georgia 30501.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CENTURY BANCORP.

Date: March 31, 2010	By:	/s/ William R. Blanton
William R. Blanton,
Chief Executive Officer

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

Signature	Title	Date

/s/ William R. Blanton	Chairman and Principal Executive Officer	March 31, 2010
William R. Blanton

/s/ Denise Smyth	Principal Financial and Accounting Officer	March 31, 2010
Denise Smyth

/s/ William A. Bagwell
William A. Bagwell	Director	March 31, 2010

/s/ William M. Evans, Jr.
William M. Evans, Jr.	Director	March 31, 2010

/s/ J. Allen Nivens, Jr.
J. Allen Nivens, Jr.	Director	March 31, 2010

/s/ Lanny W. Dunagan
Lanny W. Dunagan	Director	March 31, 2010

/s/ Wendell A Turner
Dr. Wendell A. Turner	Director	March 31, 2010

/s/ R. K. Whitehead, III
R. K. Whitehead, III	Director	March 31, 2010

EXHIBIT INDEX

Exhibit
Number	Description

10.6	Master Services Agreement between First Covenant Bank and First Century Bank dated September 12, 2008.

21	Subsidiaries of First Century Bancorp.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1.

99.1	Audited Financial Statements.