Form 10-Q
period 2010-03-31
FIRST CENTURY BANCORP.
filed 2010-05-17
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 4,998,150 shares of common stock, no par value per share, were issued and outstanding as of May 14, 2010.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2010	December 31,
	(Unaudited)	2009

Cash and Cash Equivalents
Cash and Due from Banks	$5,547,297	$2,531,126
Federal Funds Sold	—	—

Total Cash and Cash Equivalents	5,547,297	2,531,126

Investment Securities
Available for Sale, at Fair Value	6,214,778	7,594,425
Held to Maturity, at Cost (Fair Value of $16,905,951, and $18,048,359 as of March 31, 2010 and December 31, 2009, respectively)	15,603,706	16,794,363

	21,818,484	24,388,788

Other Investments	479,000	400,800

Loans Held for Sale	4,161,051	9,637,123

Loans	37,179,635	36,630,587
Allowance for Loan Losses	(488,494)	(414,670)

Loans, Net	36,691,141	36,215,917

Premises and Equipment	2,222,074	2,276,681

Other Real Estate	619,001	653,501

Other Assets	470,510	462,021

Total Assets	$72,008,558	$76,565,957

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,
	2010	December 31,
	(Unaudited)	2009

Deposits
Non-interest-Bearing	$2,524,255	$3,076,222
Interest-Bearing	62,211,049	66,490,456

Total Deposits	64,735,304	69,566,678

Borrowings	2,000,000	2,000,000

Other Liabilities	781,077	600,370

Total Liabilities	67,516,381	72,167,048

Shareholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; 75,000 Shares Issued and Outstanding; Liquidation Preference of $10 Per Share Plus Accumulated Undeclared Dividends;	750,000	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 4,998,820,Shares Issued in 2010 and 2009, Respectively	14,960,028	14,948,028
Accumulated Deficit	(10,949,316)	(11,031,585)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive (Loss)	(267,530)	(266,529)

Total Shareholders’ Equity	4,492,177	4,398,909

Total Liabilities and Shareholders’ Equity	$72,008,558	$76,565,957

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	Three Months Ended
	2010	2009
Interest Income
Loans, Including Fees	$643,224	$575,699
Investments	532,435	564,492
Interest Bearing Deposits	2,163	27
Federal Funds Sold	—	165

Total Interest Income	1,177,822	1,140,383

Interest Expense
Deposits	293,324	485,400
Borrowings	12,852	15,760

Total Interest Expense	306,176	501,160

Net Interest Income	871,646	639,223

Provision for Loan Losses	75,000	—

Net Interest Income After Provision for Loan Losses	796,646	639,223

Non-interest Income
Service Charges and Fees on Deposits	19,051	14,145
Gains on Sale of Investment Securities	33,329	—
Mortgage Origination and Processing Fees	886,032	334,116
Other	10,674	118

Total Non-interest Income	949,086	348,379

Non-interest Expense
Salaries and Employee Benefits	922,212	491,125
Occupancy and Equipment	132,187	109,624
Professional Fees	79,619	52,097
Advertising and Marketing	51,331	55,782
Data Processing	168,369	119,785
Telephone	26,021	11,443
Postage and Delivery Services	18,368	5,664
Insurance, Tax, and Regulatory Assessments	71,413	46,293
Office Supplies	7,203	5,456
Lending Related Expense	162,436	82,677
Other Non-interest Expense	24,304	31,092

Total Non-interest Expense	1,663,463	1,011,038

Income (Loss) Before Income Taxes	82,269	(23,436)

Provision for Income Taxes	—	—

Net Income (Loss)	$82,269	$(23,436)
Earnings (Loss) Per Common Share
Basic	$0.02	$(.01)
Diluted	$0.02	$(.01)

Weighted Average Common Shares Outstanding	4,998,150	4,073,905

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE  MONTHS ENDED MARCH 31

(UNAUDITED)

	Three Months Ended
	2010	2009

Net Income (Loss)	$82,269	$(23,436)

Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Securities Arising During the Quarter	32,328	(87,024)
Reclassification Adjustment	(33,329)	—

Net Change in Unrealized Losses on Securities	(1,001)	(87,024)

Comprehensive Income (Loss)	$81,268	$(110,460)

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

							Accumulated
	Preferred Stock		Common Stock		Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	Loss	Total

Balance, December 31, 2009	75,000	$750,000	4,998,820	$14,948,028	$(11,031,585)	$(1,005)	$(266,529)	$4,398,909

Stock Compensation Costs	—	—	—	12,000	—		—	12,000
Net Change in Unrealized Losses on Securities Available for Sale	—	—	—	—	—		(1,001)	(1,001)
Net Income	—	—	—	—	82,269		—	82,269

Balance, March 31, 2010	75,000	$750,000	4,998,820	$14,960,028	$(10,949,316)	$(1,005)	$(267,530)	$4,492,177

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$82,269	$(23,436)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities
Depreciation	48,289	50,648
Amortization and Accretion	(224,452)	(185,031)
Provision for Loan Losses	75,000	—
Write-down of Other Real Estate	34,500	—
Loss on Sale of Other Assets	12,214	7,264
Gains on Sale of Investment Securities	(33,329)	—
Stock Compensation Expense	12,000	17,806
Change In
Loans Held for Sale	5,476,072	608,658
Other Assets	(39,178)	(13,638)
Other Liabilities	180,708	189,556

Net Cash Provided by Operating Activities	5,624,093	651,827

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(1,000,000)	(5,206,550)
Proceeds from Sales of Investment Securities Available for Sale	1,890,300	3,956,124
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	544,476	638,775
Purchases of Investment Securities Held to Maturity	—	(11,606,889)
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	1,392,307	445,529
Purchases of Other Investments	(78,200)	(43,700)
Net Change in Loans	(550,223)	259,515
Proceeds from Sale of Other Assets	24,107	—
Net (Purchases) Disposals of Premises and Equipment	685	(14,788)

Net Cash Provided (Used) by Investing Activities	2,223,452	(11,571,984)

Cash Flows from Financing Activities
Net Change in Deposits	(4,831,374)	7,157,360
Proceeds from Borrowings	—	2,700,000
Proceeds from the Issuance of Common Stock	—	1,105,005
Payment of Stock Issuance Costs	—	(119,467)

Net Cash Provided (Used) by Financing Activities	(4,831,374)	10,842,898

Net Increase (Decrease) in Cash and Cash Equivalents	3,016,171	(77,259)

Cash and Cash Equivalents, Beginning	2,531,126	2,225,027

Cash and Cash Equivalents, Ending	$5,547,297	$2,147,768

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$249,301	$361,534
Change in Unrealized Loss on Securities Available for Sale	$1,001	$87,024

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of March 31, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements  (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds  (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (“SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives  (“ASU No. 2010-11”) .  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts  (“ASU No. 2010-12”). ASU No. 2010-12 formally incorporates the SEC’s position concerning accounting for specific provisions of the two health care reform acts that were enacted on different dates as one. This guidance allows companies with reporting period-end dates between March 23, 2010 and March 30, 2010 to avoid accounting for the enactment of the two health care laws that affect the measurement of the same deferred tax asset in two separate periods. This guidance was effective upon issuance and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset  (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 2 — CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009 as filed on our annual report on Form 10-K.

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

NOTE 3 — STOCK COMPENSATION PLANS

The Company did not grant any options during the quarter ended March 31, 2010.

NOTE 4 — NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2009 and 2008 as the effects of such would be anti-dilutive to the loss per share calculation.  Dividends accumulated on cumulative preferred stock totaled $76,277 and $70,266 at March 31, 2010, and December 31, 2009, respectively, and reduced the earnings available to common stockholders in the computation.

NOTE 5 — INVESTMENT SECURITIES

Investment securities as of March 31, 2010 and December 31, 2009 are summarized as follows.

	March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Obligations of U.S. Government Agencies	$1,000,000	$1,848	$—	$1,001,848
Obligations of States and Political Subdivisions	328,232	—	(92,857)	235,375
Mortgage Backed Securities-GNMA	1,184,379	69,417	—	1,253,796
Mortgage Backed Securities-FNMA and FHLMC	640,658	9,201	(1,519)	648,340
Private Label Residential Mortgage Backed Securities	2,613,126	3,363	(265,495)	2,350,994
Private Label Commercial Mortgage Backed Securities	715,912	8,513	—	724,425
	$6,482,307	$92,342	$(359,871)	$6,214,778
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$1,830,491	$222,059	$—	$2,052,550
Private Label Commercial Mortgage Backed Securities	13,773,215	1,080,186	—	14,853,401
	$15,603,706	$1,302,245	$—	$16,905,951

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Obligations of U.S. Government Agencies	$983,146	$28,888	$—	$1,012,034
Obligations of States and Political Subdivisions	326,855	—	(87,693)	239,162
Mortgage Backed Securities-GNMA	1,435,829	71,850	—	1,507,679
Mortgage Backed Securities-FNMA and FHLMC	794,697	9,750	(1,928)	802,519
Private Label Residential Mortgage Backed Securities	2,720,521	4,331	(288,440)	2,436,412
Private Label Commercial Mortgage Backed Securities	726,226	12,223	—	738,449
Corporate Debt Securities	575,000	6,700	(9,490)	572,210
Equity Securities	298,680	—	(12,720)	285,960
	$7,860,954	$133,742	$(400,271)	$7,594,425
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$1,963,140	$255,583	$—	$2,218,723
Private Label Commercial Mortgage Backed Securities	14,831,223	1,056,040	(57,627)	15,829,636
	$16,764,363	$1,311,623	$(57,627)	$18,048,359

Securities with a carrying value of $19,004,012 and $20,150,917 at March 31, 2010, and December 31, 2009, respectively, were pledged to institutions which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$—	$—	$235,375	$(92,857)	$235,375	$(92,857)
Mortgage Backed Securities-FNMA and FHLMC	—	—	366,976	(1,519)	366,976	(1,519)
Private Label Residential Mortgage Backed Securities	1,438,507	(104,648)	426,468	(160,847)	1,864,975	(265,495)

	$1,438,507	$(104,648)	$1,028,819	$(255,223)	$2,467,326	$(359,871)

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$239,162	$(87,693)	$—	$—	$239,162	$(87,693)
Mortgage Backed Securities-FNMA and FHLMC	—	—	492,889	(1,928)	492,889	(1,928)
Private Label Residential Mortgage Backed Securities	1,463,016	(117,778)	416,654	(170,662)	1,879,670	(288,440)
Corporate Debt Securities	315,510	(9,490)	—	—	315,510	(9,490)
Equity Securities	—	—	285,960	(12,720)	285,960	(12,720)

	$2,017,688	$(214,961)	$1,195,503	$(185,310)	$3,213,191	$(400,271)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$887,578	$(57,627)	$—	$—	$887,578	$(57,627)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At March 31, 2010, 5 of the 13 debt securities available for sale, and 0 of the 19 debt securities held to maturity contained unrealized losses with an aggregate depreciation of 12.73% from the Company’s amortized cost basis.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Although the issuers may have shown declines in earnings and a weakened financial condition as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Obligations of States and Political Subdivisions.  The unrealized loss on the one investment in obligations of states and political subdivisions was caused by interest rate increases.  The contractual terms of this investment does not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010.

GSE Residential Mortgage-backed Securities.  The unrealized loss on the Company’s investment in one GSE mortgage-backed security was caused by interest rate increases.  The Company purchased this investment at a discount relative to its face amount, and the contractual cash flows of this investment is guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost bases of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010.

Private Label Residential Mortgage-backed Securities.  The unrealized losses associated with three private label residential mortgage-backed securities are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  We assess for credit impairment using a cash flow model.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.

Gross realized gains on securities totaled $33,329 and $0 for the quarters ending March 31, 2010 and 2009, respectively.  Gains and losses from sales of securities are computed using the specific identification method and recorded on the trade date.

Other investments on the balance sheet at March 31, 2010 and December 31, 2009 include restricted equity securities consisting of Federal Reserve Bank stock of $137,300 and $137,300, respectively, and Federal Home Loan Bank stock of $341,700 and $263,500, respectively. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average yield of investment securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S. Government Agencies
Less than 1 Year	$1,000,000	1,001,848	3.68%	$—	—	—
Obligations of States and Political Subdivisions
1 to 5 Years	328,232	235,375	8.71%	—	—	—
Mortgage Backed Securities
Less than 1 Year	851,150	852,995	6.85%	367,442	370,256	10.35%
1 to 5 Years	2,452,514	2,506,245	6.90%	13,168,073	14,201,375	10.08%
5 to 10 Years	1,850,411	1,618,315	9.12%	2,068,191	2,334,320	9.95%

	$6,482,307	6,214,778	7.22%	$15,603,706	16,905,951	10.07%

NOTE 6 - LOANS

The composition of  loans as of March 31, 2010 and December 31, 2009 are:

	March 31, 2010	December 31, 2009

Commercial, Financial and Agricultural	$3,449,552	$3,698,597
Real Estate-Mortgage	26,671,261	26,564,533
Real Estate-Construction	5,457,234	4,744,401
Consumer	1,515,975	1,526,295
Net deferred costs	85,613	96,761

	$37,179,635	$36,630,587

Activity in the allowance for loan losses for the three month periods ended March 31 are summarized as follows:

	2010	2009

Beginning Balance	$414,670	$838,234
Provision Charged to Operations	75,000	0
Loan Charge-Offs	(3,152)	(450,242)
Loan Recoveries	1,976	3.917

Ending Balance	$488,494	$391,909

NOTE 7 — INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax assets as of March 31, 2010 and December 31, 2009 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

NOTE 8 — REGULATORY MATTERS

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

The Bank’s actual ratios as of March 31, 2010 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

Total Capital to Risk-Weighted Assets	$5,252	11.89%	$3,534	8.00%	$4,418	10.00%
Tier I Capital to Risk-Weighted Assets	4,764	10.78	1,767	4.00	2,651	6.00
Tier I Capital to Average Assets	4,764	6.48	2,939	4.00	3,674	5.00

NOTE 9 – FAIR VALUE DISCLOSURES

Fair Value of Financial Instruments

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

Loans Held for Sale - The fair value of loans held for sale are based on third party quotes.

Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.  Fair values of nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings - Due to their short-term nature, the fair value FRB advances approximates carrying amount.  The fair value of FHLB advances are provided by the FHLB and approximate fair value derived from their proprietary models.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

Standby Letters of Credit and Unfulfilled Loan Commitments - Fair values are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fees associated with these instruments are not considered material.

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31 2010 and December 31, 2009 are presented hereafter:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$5,547	$5,547	$2,531	$2,531
Investment Securities Available for Sale	6,215	6,215	7,594	7,594
Investment Securities Held to Maturity	15,604	16,906	16,794	18,048
Other Investments	479	479	401	401
Loans Held for Sale	4,161	4,161	9,637	9,637
Loans, Net	36,691	36,683	36,215	36,572
Accrued Interest Receivable	254	254	279	279

Liabilities
Deposits	64,735	64,753	69,567	69,596
Borrowings	2,000	2,067	2,000	2,062
Accrued Interest Payable	336	336	279	279

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include the deferred income taxes, other real estate, and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.  The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

Other Real Estate

Other real estate is reported at fair value less selling costs.  Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and is considered Level 2 or Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010 and December 31, 2009

		Fair Value Measurements at
		March 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$6,214,778	—	$6,214,778	—
Loans Held for Sale	4,161,051	—	4,161,061	—

		Fair Value Measurements at
		December 31, 2009 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$7,594,425	—	$7,594,425	—
Loans Held for Sale	9,637,123	—	9,637,123	—

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at March 31, 2010 and December 31, 2009, for which a nonrecurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of March 31, 2010 and December 31, 2009

	Fair Value Measurements at			Total
	March 31, 2010 Using			Gains
	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	—	$630,933	$(40,303)
Other Real Estate	—	—	$64,500	$(34,500)

	Fair Value Measurements at			Total
	December 31, 2009 Using			Gains
	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	—	$935,284	$(299,427)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our 2009 Form 10-K,  as well as with an understanding of our short operating history.

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

•                  the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

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

All forward-looking statements in this report are based on information available to us as of the date of this report.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  Beginning in 2008 and continuing though the first quarter of 2010, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three months ended March 31, 2010 as compared to the same period in 2009 and also analyzes our financial condition at March 31, 2010 compared to December 31, 2009.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2009 included in the Company’s 2009, as filed in our Annual Report on Form 10-K.

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

The evaluation of the adequacy of the allowance for loan losses is based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation.  Loss ratios are applied to each category of loan.  The loans are further divided by risk rating, and loss ratios are applied by risk rating, to determine estimated loss amounts.  Categories of loans are real estate loans (including mortgage and construction), consumer loans, and commercial loans.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 18 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, the Treasury Department purchased debt or equity securities from participating institutions.  TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

•                  EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

•                  On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”).  TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in TLGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain newly-issued senior unsecured debt.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012.  Participants in DGP would pay a 75 basis point fee for the guarantee.  TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We are participating in the TAGP and have opted out of the DGP.

•                  On February 10, 2009, the Treasury Department announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that invested in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A public-private investment fund program that is intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

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

We are participating in the unlimited deposit insurance component of the TLGP; however, we did not issue unsecured debt before the termination of that component of the TLGP.  On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010.  We have elected to continue our voluntary participation in the program.  Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly.  We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net income increased 451% from $82,269 for the first three months of 2010 as compared to a net loss of $23,436 for the same period in 2009.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.

Net Interest Income

Net interest income is the difference between the interest income received on earning assets (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  For the three months ended March 31, 2010 and 2009, net interest income totaled $872,000 and $639,000, respectively.  Interest income from loans, including fees, was $643,000 and $576,000 for the three months ended March 31, 2010 and 2009, respectively, or an increase of $67,000.  The yield increased to 6.14% during the three months ended March 31, 2010, compared to the 5.89% yield earned during the same period in 2009.  Interest income from investment securities was $532,000 and $564,000 for the three months ended March 31, 2010 and 2009, respectively. The yield increased to 9.11% during the three months ended March 31, 2010, compared to the 8.64% yield earned during the same period in 2009.  Interest expense totaled $306,000 for the three months ended March 31, 2010, compared to $501,000 for the same period in 2009.

The Bank’s growth in net interest margin has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since March 31, 2009, core deposits have grown approximately $10.2 million, or 80%. The Bank has been successful implementing this strategy resulting in an increase in net interest margin of 29.9%. The net interest margin realized on earning assets was 5.04% for the three months ended March 31, 2010, as compared to 3.88% for the same period in 2009.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			March 31, 2009
	(Amounts presented in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$42,476	$643	6.14%	$39,639	$576	5.89%
Investment securities and other investments	23,695	533	9.11%	26,497	564	8.64%
Interest bearing deposits	3,909	2	0.22%	89	—	0.13%
Federal funds sold	—	—	—%	522	—	0.12%
Total interest earning assets	70,080	1,178	6.82%	66,747	1,140	6.93%

Other non-interest earnings assets	3,399			4,308

Total assets	$73,479			$71,055

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$7,721	$12	0.62%	$1,026	$3	1.10%
Savings and money market	12,174	53	1.76%	7,272	41	2.28%
Time	43,262	229	2.14%	50,482	442	3.55%
Federal funds purchased	—	—	—%	42	—	0.99%
Borrowings	2,340	12	2.23%	4,746	16	1.34%
Total interest-bearing liabilities	65,497	306	1.90%	63,568	501	3.20%
Other non-interest bearing liabilities	3,453			4,210
Shareholders’ equity	4,529			3,277

Total liabilities and shareholders’ equity	$73,479			$71,055

Excess of interest-earning assets over interest-bearing liabilities	$4,583			$3,179

Ratio of interest-earning assets to interest-bearing liabilities	107%			105%

Net interest income		$872			$639

Net interest spread			4.92%			3.73%

Net interest margin			5.04%			3.88%

Non-accrual loans are excluded from in average loan balances and totaled $353,000 and $978,000 for the three months ended March 31, 2010 and 2009, respectively.

Non-interest Income and Expense

We look for business opportunities that will enable us to grow and increase our value for all our stakeholders.  Due to the regulatory changes in the mortgage industry, the Bank has expanded its mortgage operations, to take advantage of the new benefits which now exist when partnering a bank with a mortgage operation.  In the last nine months, the Bank has added a new retail production / operations hub, located in Roswell, Georgia, to our mortgage division previously comprised of the Gainesville mortgage location and the online Mortgage division, Century Point Mortgage.  It is the partnership of the banking and mortgage worlds which we anticipate will drive higher earnings and greater shareholder value for the Bank in the upcoming year.  Revenues from the mortgage divisions are primarily considered non-interest income of fees, and gains on sale of the loans.  Interest income is earned on the loans from the time they are closed to the time they are sold which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  For the quarter ended March 31, 2010, non-interest income grew to $949,000 from $348,000 for the quarter ended March 31, 2009, an increase of $601,000, or 173%.  The increase in non-interest income was primarily due to an increase in fees earned on mortgage originations, due to the establishment of the mortgage divisions.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $36.6 million in mortgage loans during the first quarter 2010, an increase of $12.6 million, or 53%, from the same period a year ago.   Net gains on sales of securities were $33,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.

With increased resources being directed towards the business areas providing the highest return on investment, management reviewed all the other areas of resource allocation.  As a part of this process, management decided to close the loan production offices in Oakwood and Athens in the first quarter of 2010.  The office closures resulted in the reduction of six lending and administrative or support personnel in the fourth quarter of 2009 and first quarter of 2010.  The Bank will continue to service its customers out of the Gainesville headquarters and will continue to utilize technology to enable its customers to access many of the Bank’s services remotely.

Total non-interest expense for the three months ended March 31, 2010 was $1,663,000 compared $1,011,000 for the three months ended March 31, 2009, an increase of $652,000, or 64%.

Salaries and benefits, the largest component of non-interest expense, were $922,000 for the three months ended March 31, 2010, as compared to $491,000 for the three months ended March 31, 2009, an increase of $431,000, or 88%.  The increase in salaries and benefits is primarily attributable to the growth in the mortgage divisions, including an additional 29 full time equivalent employees added since March 31, 2009.  Efficiencies were achieved in 2009 due to the data processing and master services agreement executed in September 2008, which reduced salaries and benefits expense during 2009 by approximately $685,000.  A portion of this savings is replaced by additional services under the master services agreement expenses that are currently reflected in data processing expense below.

Total occupancy and equipment expenses for the three months ended March 31, 2010, were $132,000 as compared to $110,000 for the three months ended March 31, 2009, an increase of $22,000, or 20%.  Occupancy expenses attributable to the mortgage divisions increased $42,000 while Bank expense decreased by $19,000 as a result of management’s cost cutting initiatives, which included savings on building maintenance.

Professional fees for the three months ended March 31, 2010, were $80,000 compared to $52,000 for the three months ended March 31, 2009, an increase of $28,000, or 54%.  The increase in professional fees is primarily attributable to management consulting fees for the mortgage division.

Marketing expenses for the three months ended March 31, 2010, were $51,000 compared to $56,000 for the three months ended March 31, 2009, a decrease of $5,000, or 9%.  Bank marketing expenses decreased approximately $13,000 which was attributable to the discontinuance of a multimedia marketing campaign that included billboards and various other media advertisements targeted at the Gainesville, Oakwood and Athens, Georgia markets.  The Century Point Mortgage division has heavily invested in internet advertising and increased marketing expense in 2010 by approximately $7,000.  As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of the division’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  As the division is maturing, the marketing budget is being analyzed and directed to the most successful techniques.

In 2008, the Bank entered into a data processing contract to move its processing from Fidelity Information Systems to Providence, the internal data processing system provided by First Covenant Bank.  This change, which was completed in September 2008, has enabled the Bank to decrease its overall costs and increase its flexibility in data processing.  Data processing expense for the three months ended March 31, 2010, were $168,000, compared to $120,000 for the three months ended March 31, 2009, an increase of $48,000, or 40%.  Approximately $40,000 of the increase was for additional management and advisory services under the master services agreement.

Telephone expense, postage and delivery services, and office supply expenses for the three months ended March 31, 2010 totaled $52,000 compared to $23,000 for the three months ended March 31, 2009, an increase of $29,000, or 126%.  The increase is primarily attributable to the growth in the mortgage divisions.

Insurance, taxes, and regulatory assessment expenses totaled $71,000 for the three months ended March 31, 2010 compared to $46,000 for the three months ended March 31, 2009, an increase of $25,000, or 54%.  The Bank’s insurance expense increased $20,000 due to an increase in directors’ and officers’ liability insurance premiums upon renewal in June 2009.

Lending related expenses were $162,000 for the three months ended March 31, 2010 compared to $83,000 for the three months ended March 31, 2009, an increase of $79,000, or 95%.  The increase is primarily related to appraisal and other loan origination expenses generated by the mortgage divisions.  As production increases, so do these types of variable expenses.

Other non-interest expenses were $24,000 for the three months ended March 31, 2010 compared to $31,000 for the three months ended March 31, 2009, a decrease of $7,000, or 23%.   The decrease was due to changes being made to software licenses in the mortgage division.

The following table shows the components of non-interest expense incurred for three months ended March 31, 2010 and 2009 and changes attributable to the growth of the Company:

	2010	2009	Increase / (Decrease)	Main Office Bank & Parent	Oakwood	Athens	Century Point Mortgage Division	Retail Mortgage Division

Salaries and employee benefits	$922,212	$491,125	$431,087	$75,705	$(91,968)	$10,751	$(19,663)	$456,262
Occupancy expenses	132,187	109,624	22,563	(20,957)	2,259	(598)	8,069	33,790
Professional fees	79,619	52,097	27,522	5,763	—	(800)	(813)	23,372
Marketing	51,331	55,782	(4,451)	(11,309)	(2,076)	—	7,342	1,592
Data Processing	168,369	119,785	48,584	37,275	(2,779)	(1,215)	29,671	(14,368)
Telephone	26,021	11,443	14,578	(2,549)	5,337	4,376	1,671	5,743
Postage and Delivery Services	18,368	5,664	12,704	1,232	2,355	1,410	212	7,495
Insurance, Tax, and Assessment	71,413	46,293	25,120	24,991	—	(60)	189	—
Office Supplies	7,203	5,456	1,747	(661)	(511)	(507)	(213)	3,640
Lending Related Expense	162,436	82,677	79,759	45,664	(1,369)	(998)	(29,391)	65,853
Other Non-Interest Expense	24,304	31,092	(6,788)	(1,425)	(2,017)	(144)	(9,011)	5,809

Total Non-Interest Expense	$1,663,463	$1,011,038	$652,425	$153,728	$(90,769)	$12,215	$(11,937)	$589,188

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At March 31, 2010, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

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

Provision and Allowance for Loan Losses

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

The allowance for loan losses was $488,494 and $414,670 as of March 31, 2010 and December 31, 2009, respectively. Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses.  Our loan loss methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, and credit review examinations conducted by regulatory authorities and by third-party review services.  We believe our efforts to identify and reduce criticized and classified loans have resulted in an improvement in the overall credit quality of the Bank’s loan portfolio.  The allowance for loan loss was $488,000 (1.31% of total gross loans) at March 31, 2010, compared to $415,000 (1.13% of total gross loans) at December 31, 2009.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$71	14%	$84	20%
Real estate - mortgage	279	58%	199	48%
Real estate - construction	97	20%	85	21%
Consumer	41	8%	47	11%
	$488	100%	$415	100%

The following table presents a summary of changes in the allowance for loan losses for the three month periods ended March 31, 2010 and  2009 (dollar amounts are presented in thousands):

	March 31, 2010	March 31, 2009

Balance at the beginning of period	$415	$838
Charge-offs:
Commercial, financial and agricultural	—	148
Real estate - construction	—	275
Consumer	3	27
Total Charged-off	3	450

Recoveries:
Consumer	2	4
Total Recoveries	2	4

Net Charge-offs	1	446
Provision for Loan Loss	75	—
Balance at end of period	$488	$392

Total loans at end of period	$37,180	$37,395

Average loans outstanding	$36,747	$37,604

As a percentage of average loans:
Net loans charged-off	—%	1.19%
Provision for loan losses	0.20%	—%

Allowance for loan losses as a percentage of:
Year end loans	1.31%	1.05%

The following is a summary of risk elements in the loan portfolio at March 31, 2010 and at December 31, 2009:

	March 31, 2010	December 31, 2009

Loans on Nonaccrual	$234,000	$122,000
Loans Past Due 90 Days and Still Accruing	99,000	3,200
Other Real Estate Owned and Repossessions	619,000	654,000

Total Nonperforming Assets	$952,000	$799,200

Total Nonperforming Assets as a Percentage of Gross Loans	2.56%	2.13%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans was approximately $3,000 for the three months ended March 31, 2010 and $70,000 for the twelve months ended December 31, 2009.

Financial Condition

Total assets decreased $4,557,000, or 6.0%, from 76,566,000 at December 31, 2009 to $72,009,000 at March 31, 2010.  Cash and cash equivalents increased $3,016,000, or 119.2%.  Mortgages held for sale decreased $5,476,000, or 56.8%.  Investment securities available for sale decreased $1,380,000, or 18.2%. Investment securities held to maturity decreased $1,191,000, or 7.1%.  Total deposits decreased by $4,831,000, or 6.9%, from December 31, 2009 to March 31, 2010 with a $2,221,000, or 12.3%, decrease in time deposits greater than $100,000.  Total shareholders’ equity increased $93,000 from $4,399,000 at December 31, 2009 to $4,492,000 at March 31, 2010.

Loans

Gross loans totaled approximately $37,180,000 at March 31, 2010, an increase of $549,000, or 1.5%, from $36,631,000 at December 31, 2009.  Balances within the major loans receivable categories as of March 31, 2010 and December 31, 2009 are as follows (amounts presented in thousands).

	March 31, 2010		December 31, 2009
Commercial, financial and agricultural	$3,464	9%	$3,716	10%
Real estate – mortgage	26,739	72%	26,643	73%
Real estate – construction	5,461	15%	4,746	13%
Consumer	1,516	4%	1,526	4%

Total	$37,180	100%	$36,631	100%

Deposits

Total deposits as of March 31, 2010 and December 31, 2009 were $64,735,000 and $69,567,000, respectively. Balances within the major deposit categories as of March 31, 2010 and December 31, 2009 are as follows (amounts presented in thousands):

	March 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$2,524	N/A	$3,076	N/A
Interest-bearing demand deposits	7,168	0.62%	8,443	0.85%
MMDA and Savings deposits	13,370	1.76%	11,950	2.06%
Time deposits less than $100,000	25,857	2.16%	28,072	2.81%
Time deposits $100,000 and over	15,816	2.12%	18,026	3.27%

	$64,735		$69,567

At March 31, 2010 the Bank had time deposits of $100,000 or more of $15,816,000.  Approximately $1,342,000, or 8%, of these deposits, would not be covered under the new FDIC insurance coverage.

Capital Resources

Total shareholders’ equity increased from $4,399,000 at December 31, 2009 to $4,492,000 at March 31, 2010.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at March 31, 2010:

Tier 1 Capital (to risk-weighted assets)	10.78%
Total Capital (to risk-weighted assets)	11.89%
Tier 1 Capital (to total average assets)	6.48%

The Bank was considered “well capitalized” at March 31, 2010.

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

As of March 31, 2010 the Bank has $5,547,000 in cash and cash equivalents as well as $6,215,000 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with a correspondent bank for short-term unsecured advances up to $1,000,000.  At March 31, 2010 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of March 31, 2010, the Bank had advances outstanding of $2,000,000.   The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of March 31, 2010, the Bank had no advances outstanding .

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2010:

Commitments to extend credit	$2,566,000
Stand-by letters of credit	$261,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

Not Applicable

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

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

Date: May 17, 2010	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: May 17, 2010	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.