Form 10-Q
period 2010-06-30
FIRST CENTURY BANCORP.
filed 2010-08-12
CIK 1124676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,090,772 shares of common stock, no par value per share, were issued and outstanding as of August 11, 2010.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2010	December 31,
	(Unaudited)	2009

Cash and Cash Equivalents
Cash and Due from Banks	$4,635,458	$2,531,126
Federal Funds Sold	—	—

Total Cash and Cash Equivalents	4,635,458	2,531,126

Investment Securities
Available for Sale, at Fair Value	4,380,713	7,594,425
Held to Maturity, at Cost (Fair Value of $13,644,867, and $18,048,359 as of June 30, 2010 and December 31, 2009, respectively)	12,582,382	16,794,363

	16,963,095	24,388,788

Other Investments	476,600	400,800

Loans Held for Sale	9,510,819	9,637,123

Loans	33,446,473	36,630,587
Allowance for Loan Losses	(545,094)	(414,670)

Loans, Net	32,901,379	36,215,917

Premises and Equipment	2,175,880	2,276,681

Other Real Estate	556,501	653,501

Other Assets	661,990	462,021

Total Assets	$67,881,722	$76,565,957

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2010	December 31,
	(Unaudited)	2009

Deposits
Non-interest-Bearing	$2,973,503	$3,076,222
Interest-Bearing	56,573,746	66,490,456

Total Deposits	59,547,249	69,566,678

Borrowings	2,000,000	2,000,000

Other Liabilities	641,185	600,370

Total Liabilities	62,188,434	72,167,048

Shareholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; -0- and 75,000 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, Respectively; Liquidation Preference of $10 Per Share Plus Accumulated Undeclared Dividends;	—	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 7,697,475 and 4,998,820, Shares Issued at June 30, 2010 and December 31, 2009, Respectively	16,747,684	14,948,028
Accumulated Deficit	(10,970,989)	(11,031,585)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive (Loss)	(82,402)	(266,529)

Total Shareholders’ Equity	5,693,288	4,398,909

Total Liabilities and Shareholders’ Equity	$67,881,722	$76,565,957

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Interest Income
Loans, Including Fees	$559,423	$590,446	$1,202,646	$1,166,144
Investments	463,501	737,588	995,937	1,302,080
Interest Bearing Deposits	2,307	24	4,471	51
Federal Funds Sold	—	—	—	166

Total Interest Income	1,025,231	1,328,058	2,203,054	2,468,441

Interest Expense
Deposits	269,200	444,875	562,524	930,275
Borrowings	12,701	17,683	25,553	33,443
Total Interest Expense	281,901	462,558	588,077	963,718

Net Interest Income	743,330	865,500	1,614,977	1,504,723

Provision for Loan Losses	235,739	70,000	310,739	70,000

Net Interest Income After Provision for Loan Losses	507,591	795,500	1,304,238	1,434,723

Non-interest Income
Service Charges and Fees on Deposits	22,411	17,196	41,462	31,341
Gain (Loss) on Investment Securities, net	112,273	(37,436)	145,602	(37,436)
Mortgage Banking Income	1,019,608	674,818	1,905,639	1,008,934
Other	35,108	133	45,782	251

Total Non-interest Income	1,189,400	654,711	2,138,485	1,003,090

Non-interest Expense
Salaries and Employee Benefits	907,851	604,764	1,830,063	1,095,889
Occupancy and Equipment	106,744	104,851	238,930	214,475
Professional Fees	99,407	85,275	179,026	137,371
Advertising and Marketing	62,002	52,290	113,333	108,073
Data Processing	172,682	127,517	341,052	247,302
Telephone	19,789	13,074	45,810	24,517
Postage and Delivery Services	20,923	5,887	39,291	11,552
Insurance, Tax, and Regulatory Assessments	99,065	46,155	170,478	92,448
Office Supplies	8,679	6,155	15,881	11,611
Lending Related Expense	102,167	103,585	264,603	186,262
Other Non-interest Expense	39,006	48,804	63,311	79,894

Total Non-interest Expense	1,638,315	1,198,357	3,301,778	2,209,394

Income Before Income Taxes	58,676	251,854	140,945	228,419
Provision for Income Taxes	—	—	—	—

Net Income	$58,676	$251,854	$140,945	$228,419

Basic Earnings Per Share	$.01	$.05	$.03	$.05
Fully Diluted Earnings Per Share	$.01	$.04	$.03	$.05

Weighted Average Shares Outstanding	5,253,206	4,893,409	5,126,716	4,485,921

The accompanying notes are an integral part of these consolidated statements of operations.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

Net Income	$58,676	$251,854	$140,945	$228,419

Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Securities Available for Sale Arising During the period	297,400	(5,510)	329,729	(92,534)
Reclassification Adjustments for (gains) losses included in net income	(112,273)	37,436	(145,602)	37,436

Other comprehensive income (loss)	185,127	31,926	184,127	(55,098)

Comprehensive Income	$243,803	$283,780	$325,072	$173,321

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

							Accumulated
	Preferred Stock		Common Stock		Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	Loss	Total

Balance, December 31, 2009	75,000	$750,000	4,998,820	$14,948,028	$(11,031,585)	$(1,005)	$(266,529)	$4,398,909

Exchange of Preferred Stock plus accrued dividends for Common Stock	(75,000)	$(750,000)	1,239,328	830,349	(80,349)	—	—	—
Issuance of Common Stock	—	—	1,459,327	977,749	—	—	—	977,749
Stock Compensation Costs	—	—	—	(8,442)	—	—	—	(8,442)
Net Change in Unrealized Gain on Securities Available for Sale	—	—	—	—	—	—	184,127	184,127
Net Income	—	—	—	—	140,945	—	—	140,945

Balance, June 30, 2010	—	$—	7,697,475	$16,747,684	$(10,970,989)	$(1,005)	$(82,402)	$5,693,288

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	2010	2009
Cash Flows from Operating Activities
Net Income	$140,945	$228,419
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities
Depreciation	97,939	102,173
Amortization and Accretion	(421,631)	(475,455)
Provision for Loan Losses	310,739	70,000
Write-down of Other Real Estate	34,500	—
Loss on Sale of Other Assets	12,175	7,263
(Gains) Losses on Investment Securities	(145,602)	37,436
Stock Compensation Expense (Recovery)	(8,442)	35,506
Change In
Loans Held for Sale	126,304	(938,250)
Other Assets	(230,657)	(10,332)
Other Liabilities	40,815	185,828

Net Cash Used by Operating Activities	(42,915)	(757,412)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(1,000,000)	(8,251,158)
Proceeds from Sales of Investment Securities Available for Sale	3,524,842	6,642,492
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	2,735,471	4,269,480
Purchases of Investment Securities Held to Maturity	—	(11,599,251)
Proceeds from Sales of Investment Securities Held to Maturity	2,014,129	—
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	902,610	1,450,860
Net Purchases of Other Investments	(75,800)	(21,850)
Net Change in Loans	3,003,800	(767,844)
Proceeds from Sale of Other Real Estate	62,356	—
Proceeds from Sale of Other Assets	24,107	25,000
Net Purchases of Premises and Equipment	(2,587)	(23,225)

Net Cash Provided (Used) by Investing Activities	11,188,928	(8,275,496)

Cash Flows from Financing Activities
Net Change in Deposits	(10,019,430)	3,961,362
Proceeds from Borrowings	—	2,900,000
Proceeds from the Issuance of Common Stock	977,749	1,529,541
Payment of Stock Issuance Costs	—	(224,158)

Net Cash Provided (Used) by Financing Activities	(9,041,681)	8,166,745

Net Increase (Decrease) in Cash and Cash Equivalents	2,104,332	(866,163)

Cash and Cash Equivalents, Beginning	2,531,126	2,225,027

Cash and Cash Equivalents, Ending	$4,635,458	$1,358,864

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$513,060	$831,104
Change in Unrealized Gains (Losses) on Securities Available for Sale	$184,127	$(55,098)
Loans transferred to other real estate	$—	$653,501

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of June 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued 2010-20 Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU amends the guidance in the FASB Accounting Standards CodificationTM (Codification) to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.

NOTE 2 — CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009 as filed on its annual report on Form 10-K.

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

The Company believes that the provision and allowance for loan losses, income taxes, and valuation of investment securities for other-than- temporary impairment are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements.  Refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the provision for allowance for loan losses and income taxes for a description of the Company’s processes and methodology for determining the allowance for loan losses and income taxes.

NOTE 3 — STOCK COMPENSATION PLANS

The Company did not grant any options during the quarter or six month period ended June 30, 2010.

NOTE 4 — NET INCOME PER SHARE

Net income per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2010 and 2009 as the effects of such would be anti-dilutive to the income per share calculation.  Dividends accumulated on cumulative preferred stock totaled $0 and $57,979 at June 30, 2010, and June 30, 2009, respectively, and reduced the earnings available to common stockholders in the computation.

NOTE 5 — INVESTMENT SECURITIES

Investment securities as of June 30, 2010 and December 31, 2009 are summarized as follows.

	June 30, 2010
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$1,000,000	$4,727	$—	$1,004,727
Obligations of States and Political Subdivisions	329,596	—	(31,616)	297,980
Mortgage Backed Securities-GNMA	402,483	11,924	—	414,407
Mortgage Backed Securities-FNMA and FHLMC	594,487	9,898	(2,620)	601,765
Private Label Residential Mortgage Backed Securities	1,448,442	—	(84,950)	1,363,492
Private Label Commercial Mortgage Backed Securities	688,107	10,235	—	698,342
	$4,463,115	$36,784	$(119,186)	$4,380,713
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$885,916	$53,660	$—	$939,576
Private Label Commercial Mortgage Backed Securities	11,696,466	1,008,825	—	12,705,291
	$12,582,382	$1,062,485	$—	$13,644,867

	December 31, 2009
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$983,146	$28,888	$—	$1,012,034
Obligations of States and Political Subdivisions	326,855	—	(87,693)	239,162
Mortgage Backed Securities-GNMA	1,435,829	71,850	—	1,507,679
Mortgage Backed Securities-FNMA and FHLMC	794,697	9,750	(1,928)	802,519
Private Label Residential Mortgage Backed Securities	2,720,521	4,331	(288,440)	2,436,412
Private Label Commercial Mortgage Backed Securities	726,226	12,223	—	738,449
Corporate Debt Securities	575,000	6,700	(9,490)	572,210
Equity Securities	298,680	—	(12,720)	285,960
	$7,860,954	$133,742	$(400,271)	$7,594,425
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$1,963,140	$255,583	$—	$2,218,723
Private Label Commercial Mortgage Backed Securities	14,831,223	1,056,040	(57,627)	15,829,636
	$16,764,363	$1,311,623	$(57,627)	$18,048,359

Securities with a carrying value of $15,589,367 and $20,150,917 at June 30, 2010, and December 31, 2009, respectively, were pledged to institutions which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$—	$—	$297,980	$(31,616)	$297,980	$(31,616)
Mortgage Backed Securities-FNMA and FHLMC	—	—	348,285	(2,620)	348,285	(2,620)
Private Label Residential Mortgage Backed Securities	1,125,030	(67,357)	238,461	(17,593)	1,363,491	(84,950)

	$1,125,030	$(67,357)	$884,726	$(51,829)	$2,009,756	$(119,186)

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$239,162	$(87,693)	$—	$—	$239,162	$(87,693)
Mortgage Backed Securities-FNMA and FHLMC	—	—	492,889	(1,928)	492,889	(1,928)
Private Label Residential Mortgage Backed Securities	1,463,016	(117,778)	416,654	(170,662)	1,879,670	(288,440)
Corporate Debt Securities	315,510	(9,490)	—	—	315,510	(9,490)
Equity Securities	—	—	285,960	(12,720)	285,960	(12,720)

	$2,017,688	$(214,961)	$1,195,503	$(185,310)	$3,213,191	$(400,271)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$887,578	$(57,627)	$—	$—	$887,578	$(57,627)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At June 30, 2010, 4 of the 10 debt securities available for sale, and none of the 16 debt securities held to maturity contained unrealized losses with an aggregate depreciation of 5.60% from the Company’s amortized cost basis.

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

Obligations of States and Political Subdivisions.  The unrealized loss on the one investment in obligations of states and political subdivisions was caused by interest rate increases.  The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010.

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

Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010.

Private Label Residential Mortgage-backed Securities.  The unrealized losses associated with two private label residential mortgage-backed securities are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a cash flow model.  Based upon our assessment of the expected credit losses of the securities given the performance of the underlying collateral compared to our credit enhancement, the Company expects to recover the entire amortized cost basis of these securities.

Gross realized gains on securities totaled $228,899 and $49,177 for the six months ended June 30, 2010 and 2009, respectively.  Gross realized losses, including impairment losses, on securities totaled $83,297 and $86,612 for the six months ended June 30, 2010 and 2009, respectively.  Gains and losses from sales of securities are computed using the specific identification method and recorded on the trade date.

Other investments on the balance sheet at June 30, 2010 and December 31, 2009 include restricted equity securities consisting of Federal Reserve Bank stock of $134,900 and $137,300, respectively, and Federal Home Loan Bank stock of $341,700 and $263,500, respectively. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average yield of investment securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S. Government Agencies
Less than 1 Year	$1,000,000	$1,004,727	3.68%	$—	$—	—
Obligations of States and Political Subdivisions
1 to 5 Years	329,596	297,980	8.71%	—	—	—
Mortgage Backed Securities
Less than 1 Year	1,779,886	1,788,105	7.03%	349,650	359,864	10.35%
1 to 5 Years	1,192,387	1,125,030	7.14%	11,992,727	12,998,913	10.31%
5 to 10 Years	161,246	164,871	1.86%	240,005	286,090	9.58%

	$4,463,115	$4,380,713	6.27%	$12,582,382	$13,644,867	10.30%

Three investment securities that were categorized as Held to Maturity were sold during the second quarter 2010. These securities were sold because they experienced significant credit deterioration and were downgraded by nationally recognized rating agencies.  Since these securities were purchased at a substantial discount during the market disruption that occurred in late 2008 and early 2009,  they were sold for a gain of $159,329.

NOTE 6 - LOANS

The composition of loans as of June 30, 2010 and December 31, 2009 are:

	June 30, 2010	December 31, 2009

Commercial, Financial and Agricultural	$3,190,374	$3,698,597
Real Estate-Mortgage	24,083,090	26,564,533
Real Estate-Construction	4,935,234	4,744,401
Consumer	1,176,082	1,526,295
Net deferred costs	61,693	96,761

	$33,446,473	$36,630,587

Activity in the allowance for loan losses for the six month periods ended June 30 is summarized as follows:

	2010	2009

Beginning Balance	$414,670	$838,234
Provision Charged to Operations	310,739	70,000
Loan Charge-Offs	(183,011)	(507,379)
Loan Recoveries	2,696	16,422

Ending Balance	$545,094	$417,277

NOTE 7 — SHAREHOLDERS’ EQUITY

In June 2010, the Company commenced a private offering of up to 2,000,000 shares of its common stock at of price of $0.67 per share to a limited number of accredited investors.  The private offering is scheduled to close August 13, 2010.  During the second quarter of 2010 the Company has received net proceeds of $977,749 from the sale of 1,459,327 shares in the offering.  For each share issued, a warrant to purchase one share of common stock at a price of $0.67 was also granted, resulting in the issuance of 1,459,327 warrants.  The Company is using the net proceeds from the private offering for working capital purposes.  The common stock that was sold in the offering has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In June 2010, the holders of Series B Preferred Stock exchanged their shares of preferred stock for shares of common stock at an exchange rate of $0.67 per share.  The Company redeemed 75,000 shares of Series B Preferred Stock and issued an aggregate of 1,239,328 shares of common stock, which included the payment of accrued dividends, to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax assets as of June 30, 2010 and December 31, 2009 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.   If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of June 30, 2010 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)

Total Capital to
Risk-Weighted Assets	$6,219	14.81%	$3,359	8.00%	$4,199	10.00%
Tier I Capital to
Risk-Weighted Assets	5,694	13.56	1,680	4.00	2,519	6.00
Tier I Capital to
Average Assets	5,694	8.37	2,722	4.00	3,402	5.00

NOTE 10 — FAIR VALUE DISCLOSURES

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

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are presented hereafter:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$4,635	$4,635	$2,531	$2,531
Investment Securities Available for Sale	4,381	4,381	7,594	7,594
Investment Securities Held to Maturity	12,582	13,645	16,794	18,048
Other Investments	477	477	401	401
Loans Held for Sale	9,511	9,511	9,637	9,637
Loans, Net	32,901	33,026	36,215	36,572
Accrued Interest Receivable	217	217	279	279

Liabilities
Deposits	59,547	59,556	69,567	69,596
Borrowings	2,000	2,078	2,000	2,062
Accrued Interest Payable	354	354	279	279

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010 and December 31, 2009

		Fair Value Measurements at June 30, 2010 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$4,380,713	—	$4,380,713	—
Loans Held for Sale	9,510,819	—	9,510,819	—

		Fair Value Measurements at December 31, 2009 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$7,594,425	—	$7,594,425	—
Loans Held for Sale	9,637,123	—	9,637,123	—

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2010 and December 31, 2009, for which a nonrecurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of June 30, 2010 and December 31, 2009

	Fair Value Measurements at June 30, 2010 Using			Total
	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	—	$667,864	$(318,610)

	Fair Value Measurements at December 31, 2009 Using			Total
	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	—	$935,284	$(299,427)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our 2009 Form 10-K.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  For more than two years, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2010 as compared to the same periods in 2009 and also analyzes our financial condition at June 30, 2010 compared to December 31, 2009.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 24 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance.

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                                      Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                                      Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-

based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•                  On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

•                  On July 21, 2010, the U.S. President signed into a law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

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

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

Net income for the second quarter of 2010 was $58,676 as compared to net income of $251,854 for the same period in 2009.  Net income for the six months ended June 30, 2010 was $140,945 as compared to a net income of $228,419 for the same period in 2009.  Our operational results depend to a large degree on three components: net interest income, provision for loan losses, and non-interest income and expenses.

There are several factors which have contributed towards reduced earnings in 2010 as compared to the same period in 2009.  The Bank had previously purchased high yield securities which produced significant interest income in 2009.  The principal balances have paid down since the first half of 2009 resulting in less volume of interest income.  In addition to the reduction of securities, the Bank increased its provision for loan losses within the same time period.   The Bank has also established and changed its allocation of resources from expanding its banking office network to investing in the expansion of its mortgage division.  The expansion and corresponding integration of the mortgage division into the Bank has resulted in an increase in non-interest income as well as non-interest expense.

Net Interest Income

Net interest income is the difference between the interest income received on earning assets (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  For the three months ended June 30, 2010 and 2009, net interest income totaled $743,000 and $866,000, respectively.  For the six months ended June 30, 2010 and 2009, net interest income totaled $1,615,000 and $1,505,000, respectively.  Interest income from loans, including fees, was $559,000 and $590,000 for the three months ended June 30, 2010 and 2009, respectively.  Interest income from loans, including fees, was $1,203,000 and $1,166,000 for the six months ended June 30, 2010 and 2009, respectively.  The loan yield increased to 5.84% during the six months ended June 30, 2010, compared to the 5.69% loan yield earned during the same period in 2009.  Interest income from investment securities was $464,000 and $738,000 for the three months ended June 30, 2010 and 2009, respectively. Interest income from investment securities was $996,000 and $1,302,000 for the six months ended June 30, 2010 and 2009, respectively. The investment yield increased to 9.20% during the six months ended June 30, 2010, compared to the 9.03% yield earned during the same period in 2009.  Interest expense totaled $282,000 for the three months ended June 30, 2010, compared to $463,000 for the same period in 2009.  Interest expense totaled $588,000 for the six months ended June 30, 2010, compared to $964,000 for the same period in 2009.  Our cost of funds decreased to 1.90% during the six months ended June 30, 2010, compared to the 2.99% during the same period in 2009.

The Bank’s growth in net interest margin has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since June 30, 2009, core deposits have grown approximately $11.8 million, or 89%. The Bank has been successful implementing this strategy resulting in an increase in net interest margin of 0.41%. The net interest margin realized on earning assets was 4.83% for the six months ended June 30, 2010, as compared to 4.42% for the same period in 2009.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	(Amounts presented in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$41,533	$1,203	5.84%	$39,279	$1,166	5.69%
Investment securities and other investments	21,839	996	9.20%	29,085	1,302	9.03%
Interest bearing deposits	4,102	4	0.22%	92	—	0.11%
Federal funds sold	—	—	—%	260	—	0.13%
Total interest earning assets	67,474	2,203	6.58%	68,716	2,468	7.24%

Other non-interest earnings assets	3,271			4,487

Total assets	$70,745			$73,203

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$7,060	$21	0.61%	$1,045	$5	1.03%
Savings and money market	13,026	115	1.78%	7,791	90	2.32%
Time	40,211	426	2.14%	50,683	835	3.32%
Federal funds purchased	—	—	—%	81	—	0.97%
Borrowings	2,200	26	2.34%	5,441	33	1.22%
Total interest-bearing liabilities	62,497	588	1.90%	65,041	963	2.99%
Other non-interest bearing liabilities	3,629			4,271
Shareholders’ equity	4,619			3,891

Total liabilities and shareholders’ equity	$70,745			$73,203

Excess of interest-earning assets over interest-bearing liabilities	$4,977			$3,675

Ratio of interest-earning assets to interest-bearing liabilities	108%			106%

Net interest income		$1,615			$1,505

Net interest spread			4.68%			4.25%

Net interest margin			4.83%			4.42%

Non-accrual loans are excluded from average loan balances and totaled $282,000 and $834,000 for the six months ended June 30, 2010 and 2009, respectively.

Non-interest Income and Expense

We look for business opportunities that will enable us to grow and increase our value for all its stakeholders.  Due to the regulatory changes in the mortgage industry, the Bank expanded its mortgage operations to take advantage of the new benefits that now exist when partnering a bank with a mortgage operation.  During the second quarter 2010, the Bank added a new retail mortgage call center in Norcross, Georgia.  Our mortgage division was previously comprised of the Gainesville mortgage location, the retail production / operations hub, located in Roswell, Georgia, and the online Mortgage division,

Century Point Mortgage.  It is the partnership of the banking and mortgage worlds which we anticipate will drive higher earnings and greater shareholder value for the Bank in the upcoming year.  Revenues from the mortgage divisions are primarily non-interest income of fees, and gains on sale of the loans.  Interest income is earned on the loans from the time they are closed to the time they are sold, which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  For the quarter ended June 30, 2010, non-interest income grew to $1,189,000 from $655,000 for the quarter ended June 30, 2009, an increase of $534,000, or 82%.  For the six months ended June 30, 2010 non-interest income grew to $2,138,000 from $1,003,000 for the six months ended June 30, 2009, an increase of $1,135,000, or 113%.  The increase in non-interest income was primarily due to an increase in fees earned on mortgage originations, due to the growth of the mortgage divisions.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $81.1 million in mortgage loans during the first half of 2010, an increase of $10.8 million, or 15%, from the same period a year ago.   Net gains (losses) on sales of securities were $112,000 and $(37,000) for the three months ended June 30, 2010 and 2009, respectively. Net gains (losses) on sales of securities were $146,000 and $(37,000) for the six months ended June 30, 2010 and 2009, respectively.

With increased resources being directed towards the business areas providing the highest return on investment, management reviewed all the other areas of resource allocation.  As a part of this process, management decided to close the loan production offices in Oakwood and Athens in the first quarter of 2010.  The office closures resulted in the reduction of seven lending and administrative or support personnel beginning in the fourth quarter of 2009 through the second quarter of 2010.  The Bank will continue to service its customers out of the Gainesville headquarters and will continue to utilize technology to enable its customers to access many of the Bank’s services remotely.

Total non-interest expense for the quarter ended June 30, 2010 was $1,638,000 compared to $1,198,000 for the quarter ended June 30, 2009, an increase of $440,000, or 37%.  For the six months ended June 30, 2010, non-interest expense was $3,302,000 as compared to $2,209,000 for the six months ended June 30, 2009, an increase of $1,093,000, or 49%.

Salaries and benefits, the largest component of non-interest expense, were $908,000 for the quarter ended June 30, 2010, as compared to $605,000 for the quarter ended June 30, 2009, an increase of $303,000, or 50%.  Salaries and benefits, for the six months ended June 30, 2010 were $1,830,000, as compared to $1,096,000 for the six months ended June 30, 2009, an increase of $734,000, or 67%.  The increase in salaries and benefits is primarily attributable to the growth in the mortgage divisions in which salaries and benefits increased $901,000.  This increase was offset by the reduction in staff and a decrease of $167,000 in salaries and benefits during the first half of 2010 due to the closures of the Oakwood and Athens offices.  We have added 41 full time equivalent employees since June 30, 2009.

Total occupancy and equipment expenses for the quarter ended June 30, 2010, were $107,000 as compared to $105,000 for the quarter ended June 30, 2009, an increase of $2,000, or 2%. Total occupancy and equipment expenses for the six months ended June 30, 2010, were $239,000 as compared to $214,000 for the six months ended June 30, 2009, an increase of $25,000, or 11%.   Occupancy expenses attributable to the mortgage divisions increased $80,000 while Bank expense decreased by $55,000 as a result of management’s cost cutting initiatives, and office closures.

Professional fees were $99,000 for the quarter ended June 30, 2010, compared to $85,000 for the quarter ended June 30, 2009, an increase of $14,000, or 17%.  For the six months ended June 30, 2010 professional fees were $179,000 compared to $137,000 for the six months ended June 30, 2009, an increase of $42,000, or 30%.  The increase in professional fees is attributable to management consulting fees for the mortgage division, increased compliance and quality control reviews, and audit fees.

Marketing expenses for the quarter ended June 30, 2010, were $62,000 compared to $52,000 for the quarter ended June 30, 2009, an increase of $10,000, or 19%.  Marketing expenses for the six months ended June 30, 2010, were $113,000 compared to $108,000 for the six months ended June 30, 2009, an increase of $5,000, or 5%.  For the first half of 2010 Bank marketing expenses decreased approximately $17,000 over the same period in 2009, which was attributable to the discontinuance of a multimedia marketing campaign that included billboards and various other media advertisements targeted at the Gainesville, Oakwood and Athens, Georgia markets.  The Century Point Mortgage division has heavily invested in internet advertising and increased marketing expense in the first half of 2010 by approximately $7,000 over the same period in 2009.  As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of the division’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  As the division is maturing, the marketing budget is being analyzed and directed to the most successful techniques. For the first half of 2010 the retail mortgage divisions increased marketing expense by $16,000 over the same period in 2009.

Data processing expense for the quarter ended June 30, 2010, were $173,000, compared to $128,000 for the quarter ended June 30, 2009, an increase of $45,000, or 35%.  Data processing expense for the six months ended June 30, 2010, were $341,000, compared to $247,000 for the six months ended June 30, 2009, an increase of $94,000, or 38%.  Fees for core data processing were $120,000 and $87,000 for the six month periods ended June 30, 2010 and 2009, respectively.  Fees paid for management and advisory services under the master services agreement were $166,000 and $91,000 for the six month periods ended June 30, 2010 and 2009, respectively,  The fees for core processing have a base component which is adjusted quarterly based on asset size and a variable component based on transactional activity.  Management and advisory services are adjusted quarterly based on asset size.  Additional services were retained for the mortgage division in the second half of 2009.

Telephone expense, postage and delivery services, and office supply expenses for the quarter ended June 30, 2010 totaled $49,000 compared to $25,000 for the quarter ended June 30, 2009, an increase of $24,000, or 97%.  Telephone expense, postage and delivery services, and office supply expenses for the six months ended June 30, 2010 totaled $101,000 compared to $48,000 for the six months ended June 30, 2009, an increase of $53,000, or 111%.  The increase is primarily attributable to the growth in the mortgage divisions.

Insurance, taxes, and regulatory assessment expenses totaled $99,000 for the quarter ended June 30, 2010 compared to $46,000 for the quarter ended June 30, 2009, an increase of $53,000, or 115%.  Insurance, taxes, and regulatory assessment expenses totaled $170,000 for the six months ended June 30, 2010 compared to $92,000 for the six months ended June 30, 2009, an increase of $78,000, or 84%.  The Bank’s insurance expense increased $41,000 due to an increase in directors’ and officers’ liability insurance premiums upon renewal in June 2009.   FDIC insurance assessments increased $21,000 for 2010 over 2009. OCC supervision assessment increased $13,000 for 2010 over 2009.

Lending related expenses were $102,000 for the quarter ended June 30, 2010 compared to $103,000 for the quarter ended June 30, 2009, a decrease of $1,000, or 1%.  Lending related expenses were $264,000 for the six months ended June 30, 2010 compared to $186,000 for the six months ended June 30, 2009, an increase of $78,000, or 42%.  The increase is primarily related to appraisal and other loan origination expenses generated by the mortgage divisions.  As production fluctuates, so do these types of variable expenses.

Other non-interest expenses were $39,000 for the quarter ended June 30, 2010 compared to $49,000 for the quarter ended June 30, 2009, a decrease of $10,000, or 20%. Other non-interest expenses were $63,000 for the six months ended June 30, 2010 compared to $80,000 for the six months ended June 30, 2009, a decrease of $17,000, or 21%.  The decrease was primarily due to changes being made to software licenses in the mortgage division.

The following table shows the components of non-interest expense incurred for six months ended June 30, 2010 and 2009 and changes attributable to the growth of the Company:

	2010	2009	Increase / (Decrease)	Main Office Bank & Parent	Century Point Mortgage Division	Gainesville Retail Mortgage Division	Roswell Retail Mortgage Division	Norcross Retail Call Center Mortgage Division
Salaries and employee benefits	$1,830,063	$1,095,889	$734,174	$(167,377)	$(187,681)	$314,980	$766,399	$7,853
Occupancy expenses	238,930	214,475	24,455	(55,397)	13,409	239	66,204	—
Professional fees	179,026	137,371	41,655	40,862	(17,593)	11,681	6,705	—
Marketing	113,333	108,073	5,260	(17,196)	6,817	906	9,446	5,287
Data Processing	341,052	247,302	93,750	58,993	76,326	13,380	(58,399)	3,450
Telephone	45,810	24,517	21,293	7,723	2,982	343	10,245	—
Postage and Delivery Services	39,291	11,552	27,739	4,676	5,324	1,348	16,391	—
Insurance, Tax, and Assessment	170,478	92,448	78,030	78,004	26	—	—	—
Office Supplies	15,881	11,611	4,270	(2,061)	(1,289)	839	6,781	—
Lending Related Expense	264,603	186,262	78,341	26,189	(76,958)	16,879	112,231	—
Other Non-Interest Expense	63,311	79,894	(16,583)	17,225	(43,465)	1,508	8,149	—
Total Non-Interest Expense	$3,301,778	$2,209,394	$1,092,384	$(8,359)	$(222,102)	$362,103	$944,152	$16,590

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At June 30, 2010, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

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

Provision and Allowance for Loan Losses

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and capital.

The allowance for loan loss was $545,000 (1.63% of total gross loans) at June 30, 2010, compared to $415,000 (1.13% of total gross loans) at December 31, 2009.  During the second quarter 2010 a new appraisal was obtained on an impaired loan that resulted in partial charge-off of $179,859.  Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses.  Our loan loss methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, and credit review examinations conducted by regulatory authorities and by third-party review services.  We believe our efforts to identify and reduce criticized and classified loans have resulted in an improvement in the overall credit quality of the Bank’s loan portfolio.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$60	11%	$84	20%
Real estate - mortgage	343	63%	199	48%
Real estate - construction	119	22%	85	21%
Consumer	23	4%	47	11%
	$545	100%	$415	100%

The following table presents a summary of changes in the allowance for loan losses for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance beginning of period	$488,494	$391,909	$414,670	$838,234
Provision for loan losses	235,739	70,000	310,739	70,000
Loan Charge-Offs:
Commercial, Financial and Agricultural	—	—	—	(148,296)
Real Estate-Mortgage	—	(57,137)	—	(57,137)
Real Estate-Construction	(179,859)	—	(179,859)	(275,000)
Consumer	—	—	(3,152)	(26,946)
Total Charge-offs	(179,859)	(57,137)	(183,011)	(507,379)

Loan Recoveries:
Consumer	720	12,505	2,696	16,422
Total Recoveries	720	12,505	2,696	16,422
Net (Charge-offs) Recoveries	(179,139)	(44,632)	(180,315)	(490,957)

Balance end of period	$545,094	$417,277	$545,094	$417,277

Total loans at end of period	$33,446	$37,724	$33,446	$37,724

Average loans outstanding	35,221	37,701	$35,980	$37,516
As a percentage of average loans:
Net loans charged-off	0.51%	0.12%	0.50%	1.31%
Provision for loan losses	0.67%	0.19%	0.86%	0.19%
Allowance for loan losses as a percentage of:
Gross loans	1.63%	1.11%	1.63%	1.11%

The following is a summary of risk elements in the loan portfolio at June 30, 2010 and at December 31, 2009:

	June 30, 2010	December 31, 2009

Loans on Nonaccrual	$1,048,000	$122,000
Loans Past Due 90 Days and Still Accruing	500,000	3,200
Other Real Estate Owned and Repossessions	556,500	654,000

Total Nonperforming Assets	$2,104,500	$799,200

Total Nonperforming Assets as a Percentage of Gross Loans	6.29%	2.13%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.  Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  One loan was past due greater than 90 days at June 30, 2010.  Management is in the process of working on a plan for this loan and expects to collect all contractual payments.  Several loans, totaling $752,000, placed on non accrual status at June 30, 2010, were not currently past due, but collection of all contractual payments remains uncertain.  These loans have specific reserves of $14,000 allocated to them.  We are in negotiations to sell one of these loans, and two are collateralized by leased property with rent being collected monthly.  The remaining loans totaling $296,000, placed on nonaccrual status in 2010, have specific reserves of $140,000 allocated to them.

Financial Condition

Total assets decreased $8,684,000, or 11.3%, from $76,566,000 at December 31, 2009 to $67,882,000 at June 30, 2010.  There was a reduction of investment securities through a combination of scheduled and unscheduled prepayments of principal and the sale of certain securities totaling $7,426,000, or 30%.  Total deposits decreased by $10,019,000, or 14.4%, from December 31, 2009 to June 30, 2010, including a $4,504,000, or 25.0%, decrease in time deposits greater than $100,000.

Total shareholders’ equity increased $1,294,000 from $4,399,000 at December 31, 2009 to $5,693,000 at June 30, 2010.  During the second quarter of 2010, we received proceeds of $977,749 from the sale of 1,459,327 shares in the private offering.

Loans

Gross loans totaled approximately $33,446,000 at June 30, 2010, a decrease of $3,185,000, or 8.7%, from $36,631,000 at December 31, 2009.  Balances within the major loans receivable categories as of June 30, 2010 and December 31, 2009 are as follows (amounts presented in thousands). The reduction in the loan portfolio is consistent with the Bank’s current strategy of shrinking the balance sheet to preserve and improve its capital position.

	June 30, 2010		December 31, 2009
Commercial, financial and agricultural	$3,202	10%	$3,716	10%
Real estate — mortgage	24,130	72%	26,643	73%
Real estate — construction	4,938	15%	4,746	13%
Consumer	1,176	3%	1,526	4%
Total	$33,446	100%	$36,631	100%

Deposits

Total deposits as of June 30, 2010 and December 31, 2009 were $59,547,000 and $69,567,000, respectively.  Balances and average rates paid for interest within the major deposit categories as of June 30, 2010 and December 31, 2009 are as follows (amounts presented in thousands):

	June 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate

Non-interest-bearing demand deposits	$2,974	N/A	$3,076	N/A
Interest-bearing demand deposits	6,626	0.61%	8,443	0.85%
MMDA and Savings deposits	15,317	1.78%	11,950	2.06%
Time deposits less than $100,000	21,108	2.71%	28,072	2.81%
Time deposits $100,000 and over	13,522	1.31%	18,026	3.27%

	$59,547		$69,567

At June, 2010 the Bank had time deposits of $100,000 or more of $13,522,000.  Approximately $1,320,000, or 10%, of these deposits, would not be covered under the new FDIC insurance coverage.

Capital Resources

Total shareholders’ equity increased from $4,399,000 at December 31, 2009 to $5,693,000 at June 30, 2010.  In June 2010, the Company commenced a private offering of up to 2,000,000 shares of its common stock at of price of $0.67 per share to a limited number of accredited investors.  The private offering is scheduled to close August 13, 2010.  During the second quarter of 2010 the Company received net proceeds of $977,749 from the sale of 1,459,327 shares in the offering.  For each share issued, a warrant to purchase one share of common stock at a price of $0.67 was also granted, resulting in the issuance of 1,459,327 warrants.  The Company is using the net proceeds from the private offering for working capital purposes.  The common stock that was sold in the offering has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In June 2010, the holders of Series B Preferred Stock exchanged their shares of preferred stock for shares of common stock at an exchange rate of $0.67 per share.  We redeemed all of the shares of Series B Preferred Stock and issued 1,239,328 shares of common stock.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Tier 1 Capital (to risk-weighted assets)	13.56%	9.94%
Total Capital (to risk-weighted assets)	14.81%	10.82%
Tier 1 Capital (to total average assets)	8.37%	6.22%

The Bank was considered “well capitalized” at June 30, 2010.

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

As of June 30, 2010 the Bank has $4,635,000 in cash and cash equivalents as well as $4,381,000 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with a correspondent bank for short-term unsecured advances up to $1,000,000.  At June 30, 2010 there were no advances on these lines.  The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of June 30, 2010, the Bank had advances outstanding of $2,000,000.  The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of June 30, 2010, the Bank had no advances outstanding.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2010:

Commitments to extend credit	$1,861,000
Stand-by letters of credit	$761,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.     Risk Factors

Not Applicable

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2010, the holders of Series B Preferred Stock exchanged their shares of preferred stock for shares of common stock at an exchange rate of $0.67 per share.  We redeemed 75,000 shares of Series B Preferred Stock and issued an aggregate of 1,239,328 shares of common stock, which included the payment of accrued dividends, to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

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

Date: August 12, 2010	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: August 12, 2010	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.