Form 10-Q
period 2010-09-30
FIRST CENTURY BANCORP.
filed 2010-11-15
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,121,293 shares of common stock, no par value per share, were issued and outstanding as of November 11, 2010.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,
	2010	December 31,
	(Unaudited)	2009

Cash and Cash Equivalents
Cash and Due from Banks	$3,684,391	$2,531,126

Investment Securities
Available for Sale, at Fair Value	3,306,196	7,594,425
Held to Maturity, at Cost (Fair Value of $12,938,753, and $18,048,359 as of
September 30, 2010 and December 31, 2009, respectively)	11,977,807	16,794,363

	15,284,003	24,388,788

Other Investments	553,400	400,800

Loans Held for Sale	17,684,983	9,637,123

Loans	34,340,392	36,630,587
Allowance for Loan Losses	(644,722)	(414,670)

Loans, Net	33,695,670	36,215,917

Premises and Equipment	2,118,927	2,276,681

Other Real Estate	556,501	653,501

Other Assets	644,147	462,021

Total Assets	$74,222,022	$76,565,957

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,
	2010	December 31,
	(Unaudited)	2009

Deposits
Non-interest-Bearing	$2,950,015	$3,076,222
Interest-Bearing	58,616,200	66,490,456

Total Deposits	61,566,215	69,566,678

Borrowings	5,500,000	2,000,000

Other Liabilities	683,166	600,370

Total Liabilities	67,749,381	72,167,048

Shareholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; -0- and 75,000 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, Respectively; Liquidation Preference of $10 Per Share Plus Accumulated Undeclared Dividends;	-	750,000
Common Stock, No Par Value; 50,000,000 Shares Authorized; 8,121,293 and 4,998,820, Shares Issued at September 30, 2010 and December 31, 2009, Respectively	17,021,823	14,948,028
Accumulated Deficit	(10,620,168)	(11,031,585)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive Income (Loss)	71,991	(266,529)

Total Shareholders’ Equity	6,472,641	4,398,909

Total Liabilities and Shareholders’ Equity	$74,222,022	$76,565,957

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Interest Income
Loans, Including Fees	$646,838	$570,555	$1,849,485	$1,736,699
Investments	372,731	634,926	1,368,668	1,937,006
Interest Bearing Deposits	3,230	500	7,700	552
Federal Funds Sold	-	11	-	176

Total Interest Income	1,022,799	1,205,992	3,225,853	3,674,433

Interest Expense
Deposits	245,217	367,800	807,741	1,298,075
Borrowings	14,510	15,468	40,063	48,911
Total Interest Expense	259,727	383,268	847,804	1,346,986

Net Interest Income	763,072	822,724	2,378,049	2,327,447

Provision for Loan Losses	127,880	136,080	438,619	206,080

Net Interest Income After Provision for Loan Losses	635,192	686,644	1,939,430	2,121,367

Non-interest Income
Service Charges and Fees on Deposits	14,906	15,396	56,368	46,737
Gain (Loss) on Sale of Investment Securities, net	-	-	145,602	(37,436)
Mortgage Banking Income	1,511,062	322,062	3,416,702	1,330,996
Other	4,621	17,323	50,403	17,574

Total Non-interest Income	1,530,589	354,781	3,669,075	1,357,871

Non-interest Expense
Salaries and Employee Benefits	1,046,492	522,278	2,876,554	1,618,167
Occupancy and Equipment	107,229	95,149	346,160	309,624
Professional Fees	98,724	69,952	277,749	207,323
Advertising and Marketing	60,381	76,999	173,714	185,072
Data Processing	173,265	140,162	514,316	387,464
Telephone	20,546	13,167	66,355	37,684
Postage and Delivery Services	17,006	7,110	56,297	18,662
Insurance, Tax, and Regulatory Assessments	83,038	96,160	253,517	188,608
Office Supplies	8,704	7,736	24,586	17,347
Lending Related Expense	159,660	61,632	424,263	247,894
Other Non-interest Expense	39,915	102,928	103,228	182,822

Total Non-interest Expense	1,814,960	1,191,273	5,116,739	3,400,667

Income (Loss) Before Income Taxes	350,821	(149,848)	491,766	78,571
Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$350,821	$(149,848)	$491,766	$78,571

Basic Earnings (Loss) Per Share	$.04	$(.03)	$.08	$.02
Fully Diluted Earnings (Loss) Per Share	$.04	$(.04)	$.08	$.00

Weighted Average Shares Outstanding	8,039,734	4,998,820	6,107,948	4,658,766

The accompanying notes are an integral part of these consolidated statements of operations.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

Net Income (Loss)	$350,821	$(149,848)	$491,766	$78,571

Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities Available for Sale Arising During the period	154,393	40,160	484,122	(52,374)
Reclassification Adjustments for (gains) losses included in net income (loss)	-	-	(145,602)	37,436

Other comprehensive income (loss)	154,393	40,160	338,520	(14,938)

Comprehensive Income (Loss)	$505,214	$(109,688)	$830,286	$63,633

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

							Accumulated Other
	Preferred Stock		Common Stock		Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	(Income) Loss	Total

Balance, December 31, 2009	75,000	$750,000	4,998,820	$14,948,028	$(11,031,585)	$(1,005)	$(266,529)	$4,398,909

Exchange of Preferred Stock plus accrued dividends for Common Stock	(75,000)	$(750,000)	1,239,328	830,349	(80,349)	-	-	-
Issuance of Common Stock, net of stock issuance costs	-	-	1,883,145	1,243,038	-	-	-	1,243,038
Stock Compensation Costs	-	-	-	408	-	-	-	408
Net Change in Unrealized Gain on Securities Available for Sale	-	-	-	-	-	-	338,520	338,520
Net Income	-	-	-	-	491,766	-	-	491,766

Balance, September 30, 2010	-	$-	8,121,293	$17,021,823	$(10,620,168)	$(1,005)	$71,991	$6,472,641

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	2010	2009
Cash Flows from Operating Activities
Net Income	$491,766	$78,571
Adjustments to Reconcile Net Income to
Net Cash Used by Operating Activities
Depreciation	143,587	152,561
Amortization and Accretion	(586,986)	(735,875)
Provision for Loan Losses	438,619	206,080
Write-down of Other Real Estate	34,644	-
Loss on Sale of Other Assets	10,544	7,263
(Gains) Losses on Investment Securities	(145,602)	37,436
Stock Compensation Expense	408	53,206
Change In
Loans Held for Sale	(8,047,860)	(197,123)
Other Assets	(212,815)	(98,634)
Other Liabilities	82,796	58,821

Net Cash Used by Operating Activities	(7,790,899)	(437,694)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(1,000,000)	(9,691,104)
Proceeds from Sales of Investment Securities Available for Sale	3,524,842	6,642,492
Proceeds from Maturities, Calls and Paydowns of
Investment Securities Available for Sale	2,148,056	5,801,011
Purchases of Investment Securities Held to Maturity	-	(11,599,250)
Proceeds from Sales of Investment Securities Held to Maturity	2,014,129	-
Proceeds from Maturities, Calls and Paydowns of
Investment Securities Held to Maturity	3,488,866	2,144,055
Net Purchases of Other Investments	(152,600)	(21,850)
Net Change in Loans	2,081,629	(1,511,056)
Proceeds from Sale of Other Real Estate	62,356	-
Proceeds from Sale of Other Assets	24,107	25,000
Proceed from sale (purchases) of Premises and Equipment	10,206	(37,121)

Net Cash Provided (Used) by Investing Activities	12,201,591	(8,247,823)

Cash Flows from Financing Activities
Net Change in Deposits	(8,000,463)	3,021,219
Proceeds from Borrowings	3,500,000	3,500,000
Proceeds from the Issuance of Common Stock	1,261,706	1,529,541
Payment of Stock Issuance Costs	(18,670)	(231,570)

Net Cash Provided (Used) by Financing Activities	(3,257,427)	7,819,190

Net Increase (Decrease) in Cash and Cash Equivalents	1,153,265	(866,327)

Cash and Cash Equivalents, Beginning	2,531,126	2,225,027

Cash and Cash Equivalents, Ending	$3,684,391	$1,358,700

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$834,223	$1,262,457
Change in Unrealized Gains (Losses) on Securities Available for Sale	$338,520	$(14,938)
Loans transferred to other real estate	$-	$653,501
Preferred stock exchanged for Common Stock	$830,349	$-

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of September 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Form 10-K.

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

The Company believes that the provision and allowance for loan losses, income taxes, and valuation of investment securities for other-than-temporary impairment are critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements.  Refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the provision for allowance for loan losses and income taxes for a description of the Company’s processes and methodology for determining the allowance for loan losses and income taxes.

NOTE 3 – STOCK COMPENSATION PLANS

The Company did not grant any options and no options were exercised during the quarter or nine month period ended September 30, 2010.

NOTE 4 – NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2010 and 2009 as the effects of such would be anti-dilutive to the income (loss) per share calculation.  Dividends accumulated on cumulative preferred stock totaled $0 and $64,123 at September 30, 2010, and September 30, 2009, respectively, and reduced the earnings available to common stockholders in the computation.

NOTE 5 – INVESTMENT SECURITIES

Investment securities as of September 30, 2010 and December 31, 2009 are summarized as follows.

	September 30, 2010
Securities Available for Sale	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$331,031	$-	$(15,996)	$315,035
Mortgage Backed Securities-GNMA	368,666	11,804	-	380,470
Mortgage Backed Securities-FNMA and FHLMC	483,478	8,907	(2,886)	489,499
Private Label Residential Mortgage Backed Securities	1,378,289	84,144	(14,426)	1,448,007
Private Label Commercial Mortgage Backed Securities	672,741	444	-	673,185
	$3,234,205	$105,299	$(33,308)	$3,306,196
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$868,848	$100,995	$-	$969,843
Private Label Commercial Mortgage Backed Securities	11,108,959	859,951	-	11,968,910
	$11,977,807	$960,946	$-	$12,938,753

	December 31, 2009
Securities Available for Sale	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair Value
		Gains	Losses
Obligations of U.S. Government Agencies	$983,146	$28,888	$-	$1,012,034
Obligations of States and Political Subdivisions	326,855	-	(87,693)	239,162
Mortgage Backed Securities-GNMA	1,435,829	71,850	-	1,507,679
Mortgage Backed Securities-FNMA and FHLMC	794,697	9,750	(1,928)	802,519
Private Label Residential Mortgage Backed Securities	2,720,521	4,331	(288,440)	2,436,412
Private Label Commercial Mortgage Backed Securities	726,226	12,223	-	738,449
Corporate Debt Securities	575,000	6,700	(9,490)	572,210
Equity Securities	298,680	-	(12,720)	285,960
	$7,860,954	$133,742	$(400,271)	$7,594,425
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$1,963,140	$255,583	$-	$2,218,723
Private Label Commercial Mortgage Backed Securities	14,831,223	1,056,040	(57,627)	15,829,636
	$16,764,363	$1,311,623	$(57,627)	$18,048,359

Securities with a carrying value of $13,609,930 and $20,150,917 at September 30, 2010, and December 31, 2009, respectively, were pledged to institutions with which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$-	$-	$315,035	$(15,996)	$315,035	$(15,996)
Mortgage Backed Securities-FNMA and FHLMC	-	-	264,039	(2,886)	264,039	(2,886)
Private Label Residential Mortgage Backed Securities	-	-	216,902	(14,426)	216,902	(14,426)

	$-	$-	$795,976	$(33,308)	$795,976	$(33,308)

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$239,162	$(87,693)	$-	$-	$239,162	$(87,693)
Mortgage Backed Securities-FNMA and FHLMC	-	-	492,889	(1,928)	492,889	(1,928)
Private Label Residential Mortgage Backed Securities	1,463,016	(117,778)	416,654	(170,662)	1,879,670	(288,440)
Corporate Debt Securities	315,510	(9,490)	-	-	315,510	(9,490)
Equity Securities	-	-	285,960	(12,720)	285,960	(12,720)

	$2,017,688	$(214,961)	$1,195,503	$(185,310)	$3,213,191	$(400,271)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$887,578	$(57,627)	$-	$-	$887,578	$(57,627)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At September 30, 2010, 3 of the 8 debt securities available for sale, and none of the 15 debt securities held to maturity contained unrealized losses with an aggregate depreciation of 4.02% from the Company’s amortized cost basis.

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

Obligations of States and Political Subdivisions.  The unrealized loss on the one investment in obligations of states and political subdivisions was caused by interest rate increases.  The contractual terms of this investment does not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010.

GSE Residential Mortgage-backed Securities.  The unrealized loss on the Company’s investment in one GSE mortgage-backed security was caused by interest rate increases.  The Company purchased this investment at a discount relative to its face amount, and the contractual cash flows of this investment are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010.

Private Label Residential Mortgage-backed Securities.  The unrealized losses associated with one private label residential mortgage-backed securities is primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a cash flow model.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, the Company expects to recover the entire amortized cost basis of this security.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010.

Gross realized gains on securities totaled $228,899 and $24,984 for the nine months ended September 30, 2010 and 2009, respectively.  Gross realized losses, including impairment losses, on securities totaled $83,297 and $62,420 for the nine months ended September 30, 2010 and 2009, respectively.  Gains and losses from sales of securities are computed using the specific identification method and recorded on the trade date.

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

Other investments on the balance sheet at September 30, 2010 and December 31, 2009 include restricted equity securities consisting of Federal Reserve Bank stock of $168,400 and $137,300, respectively, and Federal Home Loan Bank stock of $385,000 and $263,500, respectively. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average contractual yields of investment securities held at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of States and Political Subdivisions
1 to 5 Years	$331,031	$315,035	8.71%	$-	$-	-
Mortgage Backed Securities
Less than 1 Year	266,926	264,039	5.65%	236,639	245,351	10.35%
1 to 5 Years	1,489,288	1,496,017	6.92%	11,498,802	12,401,043	10.04%
5 to 10 Years	1,146,960	1,231,105	7.33%	242,366	292,359	9.58%
	$3,234,205	$3,306,196	6.27%	$11,977,807	$12,938,753	10.03%

NOTE 6 - LOANS

The composition of loans as of September 30, 2010 and December 31, 2009 are:

	September 30, 2010	December 31, 2009

Commercial, Financial and Agricultural	$2,783,878	$3,698,597
Real Estate-Mortgage	24,636,065	26,564,533
Real Estate-Construction	5,843,944	4,744,401
Consumer	1,027,856	1,526,295
Net deferred costs	48,649	96,761

	$34,340,392	$36,630,587

Activity in the allowance for loan losses for the nine month periods ended September 30 is summarized as follows:

	2010	2009

Beginning Balance	$414,670	$838,234
Provision Charged to Operations	438,619	206,080
Loan Charge-Offs	(211,892)	(555,946)
Loan Recoveries	3,325	21,078

Ending Balance	$644,722	$509,446

NOTE 7 – SHAREHOLDERS’ EQUITY

In June 2010, the Company commenced a private offering of up to 2,000,000 shares of its common stock at of price of $0.67 per share to a limited number of accredited investors.  The private offering closed August 13, 2010. During the third quarter of 2010 the Company received net proceeds of $265,289 from the sale of 423,818 shares in the offering.  Total net proceeds raised in the offering were $1,243,038 from the sale of 1,883,145 shares.  For each share issued, a warrant to purchase one share of common stock at a price of $0.67 was also granted, resulting in the issuance of 1,883,145 warrants.  The Company is using the net proceeds from the private offering for working capital purposes.  The common stock sold in the offering has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

NOTE 8 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax assets as of September 30, 2010 and December 31, 2009 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.   If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax assets to their expected realizable amounts.

NOTE 9 – REGULATORY MATTERS

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

The Bank’s actual ratios as of September 30, 2010 are as follows:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(In Thousands)

Total Capital to
Risk-Weighted Assets	$6,670	14.40%	$3,705	8.00%	%	$4,631	10.00%
Tier I Capital to
Risk-Weighted Assets	6,090	13.15	1,852	4.00		2,778	6.00
Tier I Capital to
Average Assets	6,090	8.69	2,802	4.00		3,502	5.00

NOTE 10 – FAIR VALUE DISCLOSURES

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

Borrowings - Due to their short-term nature, the fair value of FRB advances approximates carrying amount.  The fair value of FHLB advances are provided by the FHLB and approximate fair value derived from their proprietary models.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are presented hereafter:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$3,684	$3,684	$2,531	$2,531
Investment Securities Available for Sale	3,306	3,306	7,594	7,594
Investment Securities Held to Maturity	11,978	12,939	16,794	18,048
Other Investments	553	553	401	401
Loans Held for Sale	17,685	17,685	9,637	9,637
Loans, Net	33,696	33,610	36,215	36,572
Accrued Interest Receivable	178	178	279	279

Liabilities
Deposits	61,566	61,505	69,567	69,596
Borrowings	5,500	5,591	2,000	2,062
Accrued Interest Payable	292	292	279	279

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010 and December 31, 2009

		Fair Value Measurements at September 30, 2010 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$3,306,196	-	$3,306,196	-
Loans Held for Sale	17,684,983	-	17,684,983	-

		Fair Value Measurements at December 31, 2009 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$7,594,425	-	$7,594,425	-
Loans Held for Sale	9,637,123	-	9,637,123	-

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at September 30, 2010 and December 31, 2009, for which a nonrecurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of September 30, 2010 and December 31, 2009

	Fair Value Measurements at September 30, 2010 Using
	Level 1	Level 2	Level 3	Total (Losses)

Impaired Loans	-	-	$988,407	$(420,254)
Other Real Estate	-	-	556,501	-

	Fair Value Measurements at December 31, 2009 Using
	Level 1	Level 2	Level 3	Total (Losses)

Impaired Loans	-	-	$935,284	$(299,427)
Other Real Estate	-	-	653,501	(34,644)

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

Discussion of Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “should,” “projects,” “plans,” “goal,” “targets,” “potential,” “estimates,” “pro forma,” “seeks,” “intends,” or “anticipates” or the negative thereof or comparable terminology.  We caution our shareholders and other readers not to place undue reliance on such statements.  Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:

●	our ability to successfully implement our business plan;

●	our ability to raise capital;

●
the failure of our assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

●	our ability to identify and retain experienced management and other employees;

●	the strength of our overall credit risk management process;

●
general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

●
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

●
governmental monetary and fiscal policies, the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations, including changes in accounting standards and banking, securities and tax laws and regulations and governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

●	the effect of any regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by;

●	our ability to maintain liquidity or access other sources of funding and control costs, expenses, and loan delinquency rates;

●	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

●	changes occurring in business conditions and inflation;

●	the anticipated rate of loan growth and the lack of seasoning of our loan portfolio;

●	the amount of residential and commercial construction and development loans and commercial real estate loans, and the weakness in the residential and commercial real estate markets;

●	risks with respect to future expansion and acquisitions;

●	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	loss of consumer confidence and economic disruptions resulting from terrorist activities;

●	the effects of competition from financial institutions and other financial service providers;

●	changes in the banking system and financial markets; and

●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 and also analyzes our financial condition at September 30, 2010 compared to December 31, 2009.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the “Provision and Allowance for Loan Losses” section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  Specifically, our growing mortgage division is a substantial source of this non-interest income.  We describe the various components of our non-interest income, as well as our non-interest expense, in the following discussion.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments.  The loan portfolio also represents the largest asset type on our consolidated balance sheets.

The evaluation of the adequacy of the allowance for loan losses is based upon loan categories except for impaired loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation.  Estimated losses are determined by applying risk ratings, and historical loss experience to each category of loans.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including the valuation of collateral and the financial condition of the borrower, and in establishing loss ratios and risk ratings.  The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the volume and classification of loans.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

Markets in the United States and elsewhere have been experienced extreme volatility and disruption for more than 2 years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Credit quality has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have negatively affected the performance of residential construction and development loans and created other strains on financial institutions.  The economic recession has also lowered commercial and residential real estate values and substantially reduced general business activity and investment.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.

Like many financial institutions across the United States, our operations have been negatively affected by this current economic crisis.   Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans over the past two years.   These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, and increased pressure on our capital and net-interest margin.  The following discussion and analysis describes our performance in this challenging economic environment.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

Net income for the third quarter of 2010 was $351,000 as compared to net loss of $150,000 for the same period in 2009.  Net income for the nine months ended September 30, 2010 was $492,000 as compared to a net income of $79,000 for the same period in 2009.  Our operational results depend to a large degree on several components: net interest income, provision for loan losses, income from mortgage banking activities, and non-interest income and expenses.

There are several factors, described in the discussion below, which have contributed towards increased earnings in 2010 as compared to the same period in 2009.  The primary driver of increased earnings is the expansion of the Bank’s mortgage division.  The expansion and corresponding integration of the mortgage division into the Bank has resulted in an increase in non-interest income partially offset by an increase in non-interest expense for the nine month period ended September 30, 2010 over the same period in 2009.

Net Interest Income

Net interest income is the difference between the interest income received on earning assets (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  For the three months ended September 30, 2010 and 2009, net interest income totaled $763,000 and $823,000, respectively.  For the nine months ended September 30, 2010 and 2009, net interest income totaled $2,378,000 and $2,327,000, respectively.  Interest income from loans, including fees, was $647,000 and $571,000 for the three months ended September 30, 2010 and 2009, respectively.  Interest income from loans, including fees, was $1,849,000 and $1,737,000 for the nine months ended September 30, 2010 and 2009, respectively.  The loan yield increased to 6.04% during the nine months ended September 30, 2010, compared to the 5.74% loan yield during the same period in 2009.  Interest income from investment securities was $373,000 and $635,000 for the three months ended September 30, 2010 and 2009, respectively. Interest income from investment securities was $1,369,000 and $1,937,000 for the nine months ended September 30, 2010 and 2009, respectively. The Bank had previously purchased high yield securities which produced significant interest income in 2009.  The principal balances have been paid down since the first half of 2009 resulting in less volume of interest income, which was the primary reason for the quarterly and nine-month year-over-year declines in interest income from investment securities.  In addition, the investment yield decreased slightly to 9.13% during the nine months ended September 30, 2010, compared to the 9.14% yield earned during the same period in 2009.

Interest expense totaled $260,000 for the three months ended September 30, 2010, compared to $383,000 for the same period in 2009.  Interest expense totaled $848,000 for the nine months ended September 30, 2010, compared to $1,347,000 for the same period in 2009.  The primary reason for the decline in our interest expense is that our cost of funds decreased to 1.83% during the nine months ended September 30, 2010, compared to the 2.81% during the same period in 2009, as we were able to reduce higher cost time deposits with lower cost core deposits.

The net interest margin we realized on our earning assets climbed to 4.75% for the nine months ended September 30, 2010 from 4.55% for the same period in 2009.  The Bank’s ability to maintain a high net interest margin and recent growth in net interest margin has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since September 30, 2009, core deposits have grown approximately $10.4 million, or 73%. The Bank has been successful implementing this strategy resulting in an increase in net interest margin of 0.20%.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	(Amounts presented in thousands)

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$34,893	$1,576	6.04%	$36,811	$1,581	5.74%
Loans held for sale	8,328	273	4.39%	2,433	156	8.57%
Investment securities and other investments	20,047	1,369	9.13%	28,322	1,937	9.14%
Interest bearing deposits	3,798	8	0.28%	888	-	0.15%
Total interest earning assets	67,065	3,226	6.43%	68,454	3,674	7.18%

Other non-interest earnings assets	3,484			4,010

Total assets	$70,549			$72,464

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,572	$27	0.55%	$1,059	$8	0.98%
Savings and money market	13,924	186	1.79%	8,470	138	2.18%
Time	38,718	595	2.05%	49,585	1,152	3.11%
Borrowings	2,616	40	2.05%	4,992	49	1.31%
Total interest-bearing liabilities	61,830	848	1.83%	64,106	1,347	2.81%
Other non-interest bearing liabilities	3,693			4,184
Shareholders’ equity	5,026			4,174

Total liabilities and shareholders’ equity	$70,549			$72,464

Excess of interest-earning assets over interest-bearing liabilities	$5,235			$4,348

Ratio of interest-earning assets to interest-bearing liabilities	108%			107%

Net interest income		$2,378			$2,327

Net interest spread			4.60%			4.38%

Net interest margin			4.74%			4.55%

Non-accrual loans are excluded from average loan balances and totaled $495,000 and $650,000 for the nine months ended September 30, 2010 and 2009, respectively.

Non-interest Income and Expense

We look for business opportunities that will enable us to grow and increase our value for all of our stakeholders.  Regulatory changes have been a major factor in the remaking of the mortgage delivery system. Some of the changes that are working to channel more of the mortgage business to banks are:

●	FHA has discontinued the correspondent designation in favor of full delegation authority along with an increase in the net worth to $2,500,000 from $25,000.00.

●	Licensing laws have been strengthened creating an elevated threshold that brokers cannot afford to meet.

●	Increased disclosure requirements have encouraged movement to the more regulated banking structure.

●	Wholesale lenders have moved away from the broker community.

●	Losses in the third party origination market have caused conduits to require increased net worth and accountability standards.

Due to these regulatory changes in the mortgage industry, the Bank expanded its mortgage operations to take advantage of the new opportunities that now exist when partnering a bank with a mortgage operation.  During the second quarter 2010, the Bank added a new retail mortgage call center in Norcross, Georgia.  Our mortgage division was previously comprised of the Gainesville mortgage location, a retail production/operations hub located in Roswell, Georgia, and an online mortgage business, Century Point Mortgage. Retail sales personnel have been added in the Gainesville and Roswell, Georgia locations to expand presence. Century Point Mortgage has been streamlined to enhance profitability and to allow for sustained growth. We anticipate that the partnership of the banking and mortgage worlds will drive higher earnings and greater shareholder value for the Bank in the upcoming year.  Revenues from the mortgage division are primarily non-interest income of fees, and gains on sales of the loans.  Interest income is earned on the loans from the time they are closed to the time they are sold, which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage banking income and investment security gains (losses).  For the quarter ended September 30, 2010, non-interest income grew to $1,531,000 from $355,000 for the quarter ended September 30, 2009, an increase of $1,176,000, or 331%.  For the nine months ended September 30, 2010 non-interest income grew to $3,669,000 from $1,358,000 for the nine months ended September 30, 2009, an increase of $2,311,000, or 170%.  The increase in non-interest income was primarily due to an increase in fees earned on mortgage originations, due to the growth of the mortgage division.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $142.0 million in mortgage loans during the nine month period ended September 30, 2010, an increase of $55.7 million, or 65%, from the same period a year ago.   There were no securities sales during the third quarter of 2010 and 2009 so net gains (losses) on sales of securities remained unchanged at $146,000 and $(37,000) for the nine months ended September 30, 2010 and 2009, respectively.

With increased resources being directed towards the business areas providing the highest return on investment, management reviewed all the other areas of resource allocation.  As a part of this process, management decided to close the loan production offices in Oakwood and Athens, Georgia in the first quarter of 2010.  The office closures resulted in the reduction of seven lending and administrative or support personnel beginning in the fourth quarter of 2009 through the second quarter of 2010.  The Bank will continue to service its customers out of the Gainesville, Georgia headquarters and will continue to utilize technology to enable its customers to access many of the Bank’s services remotely.

Total non-interest expense for the quarter ended September 30, 2010 was $1,815,000 compared to $1,191,000 for the quarter ended September 30, 2009, an increase of $624,000, or 52%.  For the nine months ended September 30, 2010, non-interest expense was $5,117,000 as compared to $3,401,000 for the nine months ended September 30, 2009, an increase of $1,716,000, or 50%.

Salaries and benefits, the largest component of non-interest expense, were $1,046,000 for the quarter ended September 30, 2010, as compared to $522,000 for the quarter ended September 30, 2009, an increase of $524,000, or 100%.  Salaries and benefits, for the nine months ended September 30, 2010 were $2,877,000, as compared to $1,618,000 for the nine months ended September 30, 2009, an increase of $1,259,000, or 78%.  The increase in salaries and benefits is primarily attributable to the growth in the mortgage division in which salaries and benefits increased $1,720,000 for the nine month period ended September 30, 2010 compared to the same period in 2009.  This increase was offset by the reduction in staff and a decrease of $461,000 in salaries and benefits during the first nine months of 2010 due to the closures of the Oakwood and Athens, Georgia offices.  We have added 40 full time equivalent employees since mid 2009.

Total occupancy and equipment expenses for the quarter ended September 30, 2010, were $107,000 as compared to $95,000 for the quarter ended September 30, 2009, an increase of $12,000, or 13%. Total occupancy and equipment expenses for the nine months ended September 30, 2010, were $346,000 as compared to $310,000 for the nine months ended September 30, 2009, an increase of $36,000, or 12%.   Occupancy expenses attributable to the mortgage division increased $117,000 for the first nine months of 2010 compared to the same period in 2009, while Bank expenses decreased by $81,000 due to the closures of the Oakwood and Athens offices that occurred in the first nine months of 2010.

Professional fees were $99,000 for the quarter ended September 30, 2010, compared to $70,000 for the quarter ended September 30, 2009, an increase of $29,000, or 41%.  For the nine months ended September 30, 2010 professional fees were $278,000 compared to $207,000 for the nine months ended September 30, 2009, an increase of $71,000, or 34%.  The increase in professional fees is attributable to management consulting fees for the mortgage division, increased compliance and quality control reviews, and audit fees.

Marketing expenses for the quarter ended September 30, 2010, were $60,000 compared to $77,000 for the quarter ended September 30, 2009, a decrease of $17,000, or 22%.  Marketing expenses for the nine months ended September 30, 2010, were $174,000 compared to $185,000 for the nine months ended September 30, 2009, a decrease of $11,000, or 6%.  For the first nine months of 2010 Bank marketing expenses decreased approximately $26,000 over the same period in 2009, which was attributable to the discontinuance of a multimedia marketing campaign that included billboards and various other media advertisements targeted at the Gainesville, Oakwood and Athens, Georgia markets.  The Century Point Mortgage division has heavily invested in internet advertising but decreased marketing expense for the first nine months of 2010 by $22,000 over the same period in 2009 due to a large increase in volume of refinance activity.  As the division is maturing, the marketing budget is being analyzed and directed to the most successful techniques. For the first nine months of 2010 the retail mortgage division increased marketing expense by $37,000 over the same period in 2009.

Data processing expense for the quarter ended September 30, 2010, was $173,000, compared to $140,000 for the quarter ended September 30, 2009, an increase of $33,000, or 24%.  Data processing expense for the nine months ended September 30, 2010, was $514,000, compared to $387,000 for the nine months ended September 30, 2009, an increase of $127,000, or 33%.  Fees for core data processing were $186,000 and $129,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  Fees paid for management and advisory services under a master services agreement with First Covenant Bank were $242,000 and $148,000 for the nine month periods ended September 30, 2010 and 2009, respectively,  The fees for core processing have a base component which is adjusted quarterly based on asset size and a variable component based on transactional activity.  Management and advisory services are adjusted quarterly based on asset size.  Additional services were retained for the mortgage division in the second half of 2009.

Telecommunication expense, postage and delivery services, and office supply expenses for the quarter ended September 30, 2010 totaled $46,000 compared to $28,000 for the quarter ended September 30, 2009, an increase of $18,000, or 64%.  Telecommunication expense, postage and delivery services, and office supply expenses for the nine months ended September 30, 2010 totaled $147,000 compared to $74,000 for the nine months ended September 30, 2009, an increase of $73,000, or 99%.  The increase is primarily attributable to the growth in the mortgage division.

Insurance, taxes, and regulatory assessment expenses totaled $83,000 for the quarter ended September 30, 2010 compared to $96,000 for the quarter ended September 30, 2009, a decrease of $13,000, or 14%.  Insurance, taxes, and regulatory assessment expenses totaled $254,000 for the nine months ended September 30, 2010 compared to $189,000 for the nine months ended September 30, 2009, an increase of $65,000, or 34%.  The Bank’s insurance expense increased $35,000 due to an increase in directors’ and officers’ liability insurance premiums upon renewal in September 2009.   FDIC insurance assessments increased $5,000 for 2010 over 2009. OCC supervision assessment increased $19,000 for 2010 over 2009.

Lending related expenses were $160,000 for the quarter ended September 30, 2010 compared to $62,000 for the quarter ended September 30, 2009, an increase of $98,000, or 158%.  Lending related expenses were $424,000 for the nine months ended September 30, 2010 compared to $248,000 for the nine months ended September 30, 2009, an increase of $176,000, or 71%.  The increase is primarily related to appraisal and other loan origination expenses generated by the mortgage division.  As production fluctuates, so do these types of variable expenses.

Other non-interest expenses were $40,000 for the quarter ended September 30, 2010 compared to $103,000 for the quarter ended September 30, 2009, a decrease of $63,000, or 61%. Other non-interest expenses were $103,000 for the nine months ended September 30, 2010 compared to $183,000 for the nine months ended September 30, 2009, a decrease of $80,000, or 44%.  The decrease was primarily due to changes being made to software licenses in the mortgage division.

The following table shows the components of non-interest expense incurred for nine months ended September 30, 2010 and 2009 and changes attributable to the growth of the Company:

	2010	2009	Increase / (Decrease)	Main Office Bank & Parent	Century Point Mortgage Division	Gainesville Retail Mortgage Division	Roswell Retail Mortgage Division	Norcross Retail Call Center Mortgage Division
Salaries and employee benefits	$2,876,554	$1,618,167	$1,258,387	$(461,410)	$(221,279)	$412,703	$1,457,438	$70,935
Occupancy expenses	346,160	309,624	36,536	(80,739)	17,127	309	96,174	3,665
Professional fees	277,749	207,323	70,426	40,072	9,717	6,605	10,522	3,510
Marketing	173,714	185,072	(11,358)	(26,459)	(22,251)	847	10,453	26,052
Data Processing	514,316	387,464	126,852	65,533	150,728	23,590	(134,360)	21,361
Telecommunication	66,355	37,684	28,671	7,700	3,759	544	16,581	87
Postage and Delivery Services	56,297	18,662	37,635	3,504	4,337	792	28,935	67
Insurance, Tax, and Assessment	253,517	188,608	64,909	65,046	(137)	-	-	-
Office Supplies	24,586	17,347	7,239	(3,214)	(874)	603	10,479	245
Lending Related Expense	424,263	247,894	176,369	14,985	(66,248)	11,098	199,142	17,392
Other Non-Interest Expense	103,228	182,822	(79,594)	(42,230)	(55,270)	2,463	14,087	1,356
Total Non-Interest Expense	$5,116,739	$3,400,667	$1,716,072	$(417,212)	$(180,391)	$459,554	$1,709,451	$144,670

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  One method to measure interest rate sensitivity is through a repricing gap.  The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame.  A negative gap (more liabilities repricing than assets) generally indicates that the Bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall.  A positive gap generally indicates that the Bank’s net interest income will decrease if rates fall and will increase if rates rise. Although it can be used as a general predictor, gap analysis as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At September 30, 2010, the Bank, as measured by such gap analysis, is in a liability sensitive position within one year.

We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk.  For short-term interest rate risk, the Bank’s model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income.  The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings.  This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends.  Our most recent data shows that the Bank’s net interest income would  decrease $33,000 on an annual basis if rates increased 100 basis points, and would increase $47,000 on an annual basis if rates decreased 100 basis points.

Certain shortcomings are inherent in the method of analysis presented in the foregoing paragraphs.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above.  In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of collateralized loans, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan lossesbased on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease to our net income and capital.

The allowance for loan loss was $645,000 (1.88% of total gross loans) at September 30, 2010, compared to $415,000 (1.13% of total gross loans) at December 31, 2009.  The increase in the allowance for loan losses and the related provisions for loan losses are directly related to the increased volume of net loan charge-offs and increased levels of nonaccrual loans.   Management considers the current allowance for loan losses to be adequate to sustain any estimated or potential losses.  Our loan loss methodology incorporates any anticipated write-downs and charge-offs in all problem loans identified by management, and credit review examinations conducted by regulatory authorities and by third-party review services.  We believe our efforts to identify and reduce criticized and classified loans have resulted in an improvement in the overall credit quality of the Bank’s loan portfolio.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$59	9%	$84	20%
Real estate - mortgage	406	63%	199	48%
Real estate - construction	152	24%	85	21%
Consumer	28	4%	47	11%
	$645	100%	$415	100%

The following table presents a summary of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance beginning of period	$545,094	$417,277	$414,670	$838,234
Provision for loan losses	127,880	136,080	438,619	206,080
Loan Charge-Offs:
Commercial, Financial and Agricultural	-	(26,866)	-	(175,162)
Real Estate-Mortgage	-	-	-	(57,137)
Real Estate-Construction	(1,500)	-	(181,359)	(275,000)
Consumer	(27,382)	(21,701)	(30,534)	(48,647)
Total Charge-offs	(28,882)	(48,567)	(211,893)	(555,946)

Loan Recoveries:
Consumer	630	4,656	3,326	21,078
Total Recoveries	630	4,656	3,326	21,078
Net (Charge-offs) Recoveries	(28,252)	(43,911)	(208,567)	(534,868)

Balance end of period	$644,722	$509,446	$644,722	$509,446

Total loans at end of period (in thousands)	$34,340	$38,424	$34,340	$38,424

Average loans outstanding, excluding LHFS (in thousands)	34,042	38,082	$35,317	$37,460
As a percentage of average loans:
Net loans charged-off	0.08%	0.12%	0.59%	1.43%
Provision for loan losses	0.38%	0.36%	1.24%	0.55%
Allowance for loan losses as a percentage of:
Gross loans	1.88%	1.33%	1.88%	1.33%

The following is a summary of risk elements in the loan portfolio at September 30, 2010 and at December 31, 2009:

	September 30, 2010	December 31, 2009

Loans on Nonaccrual	$1,863,100	$122,000
Loans Past Due 90 Days and Still Accruing	100,100	3,200
Other Real Estate Owned and Repossessions	556,500	654,000

Total Nonperforming Assets	$2,519,700	$799,200

Total Nonperforming Assets as a Percentage of Gross Loans and ORE	7.22%	2.09%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.  Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  One loan was past due greater than 90 days at September 30, 2010.  Management is in the process of working on a plan for this loan and expects to collect all contractual payments.  Several loans, totaling $456,000, on non accrual status at September 30, 2010, were not currently past due, but collection of all contractual payments remains uncertain.  These loans have specific reserves of $14,000 allocated to them.  These loans are collateralized by leased property with rent being collected monthly.  The remaining loans totaling $1,407,100, held on nonaccrual status in 2010, have specific reserves of $240,000 allocated to them.

Financial Condition

Total assets decreased $2,344,000, or 3%, from $76,566,000 at December 31, 2009 to $74,222,000 at September 30, 2010.  There was a reduction of investment securities through a combination of scheduled and unscheduled prepayments of principal and the sale of certain securities totaling $9,105,000, or 37%.  Total deposits decreased by $8,000,000, or 12%, from December 31, 2009 to September 30, 2010, including a $7,240,000, or 56%, decrease in non core time deposits.  Total shareholders’ equity increased $2,074,000 from $4,399,000 at December 31, 2009 to $6,473,000 at September 30, 2010.  During 2010, we received proceeds of $1,243,038 from the sale of 1,883,145 shares in a private offering.  The remaining increase in shareholders’ equity consisted of net income of $492,000 and net increases in other comprehensive income of $339,000.  The increase in comprehensive income is reflective of the improvement in the value of our available for sale securities portfolio.

Loans

Gross loans totaled approximately $34,340,000 at September 30, 2010, a decrease of $2,291,000, or 6.25%, from $36,631,000 at December 31, 2009.  Balances within the major loans receivable categories as of September 30, 2010 and December 31, 2009 are as follows (amounts presented in thousands). The reduction in the loan portfolio is consistent with the Bank’s current strategy of shrinking the balance sheet to preserve and improve its capital position.

	September 30, 2010		December 31, 2009
Commercial, financial and agricultural	$2,788	8%	$3,716	10%
Real estate – mortgage	24,678	72%	26,643	73%
Real estate – construction	5,846	17%	4,746	13%
Consumer	1,028	3%	1,526	4%
Total	$34,340	100%	$36,631	100%

Deposits

Total deposits as of September 30, 2010 and December 31, 2009 were $61,566,000 and $69,567,000, respectively. Balances and average rates paid for interest within the major deposit categories as of September 30, 2010 and December 31, 2009 are as follows (amounts presented in thousands):

	September 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate

Non-interest-bearing demand deposits	$2,950	N/A	$3,076	N/A
Interest-bearing demand deposits	5,857	0.62%	8,443	0.85%
MMDA and Savings deposits	15,786	1.76%	11,950	2.06%
Time deposits less than $100,000	20,465	2.87%	28,072	2.81%
Time deposits $100,000 and over	16,508	1.17%	18,026	3.27%

	$61,566		$69,567

At September, 2010 the Bank had time deposits of $100,000 or more equal to $16,508,000.  Approximately $394,000, or 2.4%, of these deposits, would not be covered under the new FDIC insurance coverage.

Capital Resources

The following table summarizes the Bank’s risk-based capital ratios at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Risk-Based Capital Ratios:
Tier 1 Capital (to risk-weighted assets)	13.15%	9.94%
Total Capital (to risk-weighted assets)	14.40%	10.82%

Leverage Ratio:
Tier 1 Capital (to total average assets)	8.69%	6.22%

The Bank was considered “well capitalized” at September 30, 2010.

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

As of September 30, 2010 the Bank has $3,684,000 in cash and cash equivalents as well as $3,306,000 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with a correspondent bank for short-term unsecured advances of up to $1,000,000.  At September 30, 2010 there were no advances on this line.  The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of September 30, 2010, the Bank had advances outstanding of $5,500,000.  The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of September 30, 2010, the Bank had no advances outstanding.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2010:

Commitments to extend credit	$1,582,000
Stand-by letters of credit	$690,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of our business.  In the opinion of management, we are not a party to any material legal proceedings, nor are there any material proceedings known to us to be contemplated by any governmental authority.  Additionally, we are not aware of any material proceedings, pending or contemplated, in which any of our directors, officers or affiliates, or any principal security holder or any associate of any of the foregoing, is a party or has an interest adverse to us.

Item 1A.     Risk Factors

Not Applicable

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company commenced a private offering of up to 2,000,000 shares of its common stock at of price of $0.67 per share to a limited number of accredited investors.  The private offering closed August 13, 2010. During the third quarter of 2010 the Company has received net proceeds of $265,289 from the sale of 423,818 shares in the offering.  Total net proceeds raised in the offering were $1,243,038 from the sale of 1,883,145 shares.  For each share issued, a warrant to purchase one share of common stock at a price of $0.67 was also granted, resulting in the issuance of 1,883,145 warrants.  The Company is using the net proceeds from the private offering for working capital purposes.  The common stock that was sold in the offering has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Date: November 15, 2010	By:	/s/ William R. Blanton
	Name:	William R. Blanton
	Title:	Principal Executive Officer

Date: November 15, 2010	By:	/s/ Denise Smyth
	Name:	Denise Smyth
	Title:	Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.