Form 10-K
period 2010-12-31
FIRST CENTURY BANCORP.
filed 2011-03-31
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the Transition Period from ___________ to ________________

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

Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $1,614,707 as of the last business day of the registrant’s most recently completed second fiscal quarter.

8,120,623 shares of the registrant’s common stock were outstanding as of March 29, 2011

DOCUMENTS INCORPORATED BY REFERENCE

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:

•           our ability to successfully implement our business plan;

•           our ability to raise capital;

•           the failure of our assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

•           our ability to identify and retain experienced management and other employees;

•           the strength of our overall credit risk management process;

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

•           governmental monetary and fiscal policies, the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations, including changes in accounting standards and banking, securities and tax laws and regulations and governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•           the effect of any regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed on us;

•           our ability to maintain liquidity or access other sources of funding and control costs, expenses, and loan delinquency rates;

•           changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

•           changes occurring in business conditions and inflation;

•           the anticipated rate of loan growth and the lack of seasoning of our loan portfolio;

•           the amount of residential and commercial construction and development loans and commercial real estate loans, and the weakness in the residential and commercial real estate markets;

•           risks with respect to future expansion and acquisitions;

•           losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

•           our ability to sell residential mortgage loans that we originate;

•           our required repurchase of residential mortgage loans we have sold or indemnity of institutional loan purchasers;

•           adverse changes in asset quality and resulting credit risk-related losses and expenses;

•           loss of consumer confidence and economic disruptions resulting from terrorist activities;

•           the effects of competition from financial institutions and other financial service providers;

•           changes in the banking system and financial markets; and

•           other risks and uncertainties detailed from time to time in our filings with the SEC.

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

First Century Bancorp.

We are a Georgia corporation organized in 2000 to serve as the holding company for First Century Bank, National Association, with its principal executive offices in Gainesville, Georgia.  We opened the Bank in March 2002.  The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  On September 20, 2007, we changed our name from NBOG Bancorporation, Inc. to First Century Bancorp.  The Bank’s name was also changed from The National Bank of Gainesville to First Century Bank, National Association.  Since our inception, we have focused on serving the banking needs of individuals and businesses that prefer community-oriented banking in the Gainesville and Hall County markets.  We currently engage in no business other than owning and managing the Bank.  As of December 31, 2010, on a consolidated basis, our total assets were $72.1 million, our total loans were $31.9 million, our total deposits were $62.7  million, and our total stockholders’ equity was $6.6 million.

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2010, loans secured by first or second mortgages on real estate made up approximately $28.1 million, or 88% of our loan portfolio.  These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans.

•
Commercial Real Estate Loans.  At December 31, 2010, our individual commercial real estate loans ranged in size from $13,000 to $921,000, with an average commercial real estate loan size of approximately $338,000.  Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We also make a concerted effort to establish rate floors to mitigate interest rate risk and improve margins.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners.  At December 31, 2010, commercial real estate loans (other than construction loans) totaled $10.5 million, or approximately 33% of our loan portfolio.  Some specific risks associated with commercial real estate loans include tenant vacancy rates and the quality of the borrower’s management.  As such, we place a heavy emphasis on owner occupied commercial real estate.  As of December 31, 2010, owner occupied loans totaled $8.6 million, and non-owner occupied loans totaled $1.90 million.

•
Residential Real Estate Loans and Home Equity Loans.  At December 31, 2010, our individual residential real estate loans ranged in size from $1,000 to $794,000, with an average loan size of approximately $97,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We also offer home equity lines of credit.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 10 years or less.  We limit the extension of credit to 85% of the available equity of each property.  At December 31, 2010, residential real estate loans (other than construction loans) totaled $11.0 million, or 34.6% of our loan portfolio.

•
Construction and  Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2010, our construction and development real estate loans ranged in size from approximately $1,000 to $900,000, with an average loan size of approximately $191,000.    The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%, as well as analyzing global cash flow of each builder or developer and their personal liquidity.  At December 31, 2010, total construction loans amounted to $5.2 million, or 16.2% of our total loan portfolio.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. At December 31, 2010, our individual consumer loans ranged in size from $1,000 to $127,000, with an average loan size of approximately $11,000.  These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months.  The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance.  Consumer loans generally involve more risks than residential mortgage loans because the collateral for defaulted loans may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value.  In addition, consumer loan performance depends upon the borrower’s continued financial stability and is therefore more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  At December 31, 2010, consumer loans amounted to $838,000, or 2.6% of our loan portfolio.

Commercial Loans.  We make loans for commercial purposes in various lines of businesses.  At December 31, 2010, our individual commercial business loans ranged in size from approximately $1,000 to $819,000, with an average loan size of approximately $58,000.  Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.  Margining on accounts receivable is done based on those accounts that are current (60 days or less).  The quality of the commercial borrower’s management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.  At December 31, 2010, commercial loans amounted to $2.9 million, or 9.2% of our loan portfolio.

Online Mortgage Channel.  In January 2008 we launched our online lending division, Century Point Mortgage (“CPM”).  CPM is an internet-based lender with offices located in Atlanta, Georgia.  CPM responds to borrowers’ internet requests in all fifty states and the District of Columbia, offering a full line of mortgage products, including loans for purchase or refinancing of primary residences, second homes and investment property, as well as home equity loans.  We offer traditional mortgage services through CPM and generally limit our mortgage originations to conforming Fannie Mae and Freddie Mac loans.  CPM does not originate any subprime mortgages.  Prior to closing on the loans, which we originate, the Bank has commitments to sell them to various mortgage investors.  During the second quarter 2010, the Bank added a new mortgage call center in Norcross, Georgia, which expands the solicitation activities for this channel to outbound promotions.  For the year ended December 31, 2010, the Online Mortgage Channel originated $87.2 million in loans

Retail Mortgage Channel.  Beginning in October, 2009 First Century Bank, NA began originating mortgages through retail loan officers located in a Loan Production Office (LPO) located in Roswell, Georgia and the bank facility located in Gainesville, Georgia.  The individual loan officers facilitate these loans by personal interview or phone conversation with the customer to obtain application information.  The location of the properties securing the loan is primarily in the north Georgia area and is primarily single family 1-4 family owner occupied.  These loans are conforming Fannie Mae and Freddie Mac loans.  Prior to the closing of the loans, the Bank has commitments to sell them to various investors.  For the year ended December 31, 2010, the Retail Mortgage channel originated $124.6 million in loans.

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

Other Services.  In addition to deposit and loan services, the Bank offers banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is a member of a network of automated teller machines that may be used by customers in major cities throughout Georgia, the United States, and in various cities worldwide.  The Bank offers merchant credit card processing to the Bank’s customers through third party vendors.  The Bank offers telephone banking and internet banking services through a third party vendor relationship.  These services include cash management, bill pay services, e-Statements, and online item images which allows the customer to view images of their cleared checks via connection to the internet through a secure link in the Bank’s website.  The bank also offers Remote Deposit Capture Services which allows business customers to scan and electronically deposit checks from their office.

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

The Bank complies with the statutory lending limits, as described above.  As of December 31, 2010, our legal lending limit to one borrower was approximately $932,000.  We seek to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.  Nevertheless, because this amount is substantially lower than the lending limit for most of our competitors, it is difficult for us to compete for many loan relationships.  The Bank’s legal lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of, among other reasons, its earnings or losses.

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

Competition

The Bank primarily serves the northern Georgia market of Hall County.  Hall County is located in Northeast Georgia and encompasses 392 square miles.  Gainesville, the county seat, is situated 50 miles northeast of Atlanta and 40 miles northwest of Athens.  Bordered on the west by Lake Sidney Lanier, Hall County lies at the southern edge of the Chattahoochee Natural Forest and the foothills of the Blue Ridge Mountains.  According to  2009 Census Bureau estimates, the population in Hall County was approximately 187,743 with a median income for a family in Hall County of $53,083.

The banking business is highly competitive.  We compete as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms.  The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.  According to information provided by the FDIC, as of June 30, 2010, there were 55 offices of 17 banks operating in Hall County with a total of approximately $2.5 billion in deposits.  As of June 30, 2010, the Bank had approximately 2.38% of the deposit market share.  In addition to competition from large national and regional banks, including Regions Bank, Wells Fargo Bank, N.A., SunTrust Bank and Bank of America, N.A., the Bank also competes with a number of local competitors, including South Carolina Bank and Trust, United Community Bank, Chattahoochee Bank of GA and Peach State Bank.  Size gives larger banks certain advantages in competing for business from large corporations.  These advantages include higher lending limits and the ability to offer services in other areas of Georgia.  As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals.

Employees

As of December 31, 2010, we had 70 full-time employees.  We consider the relationship with our employees to be good.

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

The following is an explanation of the supervision and regulation of the Company and the Bank as financial institutions.  This explanation does not purport to describe all state and federal supervision and regulation of general business corporations.  The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

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

First Century Bank, N.A.

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

Capital Requirements.  Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

The Bank is required to calculate three capital ratios:  the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis.  For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting.  Others, such as commercial and consumer loans, have a 100% risk weighting.  Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%.  Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit.  These potential assets are assigned to risk categories in the same manner as funded assets.  The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations. At December 31, 2010, our ratio of total capital to risk-weighted assets was 15.99%, our ratio of Tier 1 Capital to risk-weighted assets was 14.86% and our ratio of Tier 1 Capital to average assets was 8.50%.

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

The federal regulatory authorities’ risk-based capital guidelines parallel the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 Capital and Tier 2 Capital, with the most significant changes being to Tier 1 Capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 Capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 Capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 Capital instead be deducted from common equity as a component of Tier 1 Capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 Capital and Total Capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Final provisions to the Basel Committee’s proposal are expected to be finalized by December 31, 2012. Any implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

As of December 31, 2010, the Bank was “well capitalized.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Among other things, the Dodd-Frank Act includes the following provisions:

•
Creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions;

•	Establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;

•
Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;

•	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	Provides that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;

•
Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions; and

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted establishing the Troubled Asset Relief Program (“TARP”). On October 14, 2008, Treasury announced its intention to inject capital into U.S. financial institutions under the TARP Capital Purchase Program (“CPP”) and since has injected capital into many financial institutions,

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes additional executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid Treasury. This repayment is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards include (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of the executive’s total annual compensation, (ii) prohibitions on severance payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) required establishment of a company-wide policy regarding “excessive or luxury expenditures”, and (vi) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

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

Commercial Real Estate Lending.  The Bank’s lending operations may be subject to enhanced scrutiny by the OCC based on its concentration of commercial real estate loans.  Commercial real estate (“CRE”) loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital; or

•
total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Fair Value.  The Company’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments. When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure. “Fair value” is defined by accounting principles generally accepted in the United States of America (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).” Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.” Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Although management believes its processes for determining the value of these assets are appropriate factors and allow the Company to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

Our future performance will depend on our ability to implement our new business plan successfully.  We established our online mortgage division, Century Point Mortgage, in the beginning of 2008 and expanded our mortgage division over the past two years to include a significant retail presence in the North Georgia market.  The implementation of our new business plan, which more heavily focuses on mortgage operations, involves a variety of complex tasks, including implementation of new production, operational and reporting systems and recruiting and integrating qualified originators and support staff to adequately handle and manage these operations.  We do not currently have a large presence in this business and we operate and plan to grow it in markets that include larger competitors.  In addition, the current business and economic conditions have negatively impacted the demand for residential mortgages and, in the future, other conditions such as declines in household incomes or employment conditions or a rising interest rate environment could decrease the demand for residential mortgage loans.  Any failure to grow our businesses as planned or our failure to increase our share of originations , whether due to regulatory delays or for other reasons, which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could materially adversely affect our business, financial condition, and level of non-interest income and other results of operations.

Our ability to raise additional capital could be limited and could affect our liquidity and could be dilutive to existing shareholders. We may be required to raise additional capital, including for strategic, regulatory or other reasons.  Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and our financial performance.  Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital.  Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all, or otherwise on terms that are not dilutive to existing shareholders.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

Our reported financial results depend on our accounting and reporting policies, the application of which requires significant assumptions, estimates and judgments.

Our accounting and reporting policies are fundamental to the methods by which we record and report our financial condition and results of operations. Our management must make significant assumptions and estimates and exercise significant judgment in selecting and applying many of these accounting and reporting policies so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in us reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective and complex assumptions, estimates judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies relate to the allowance for loan losses; warranty reserves; fair value measurement, intangible assets and income taxes. Because of the uncertainty of assumptions and estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided; significantly decrease the carrying value of loans, foreclosed property or other assets or liabilities to reflect a reduction in their fair value; recognize significant impairment on intangible asset balances; or significantly increase our accrued taxes liability or decrease the value of our deferred tax assets.

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

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.  At December 31, 2010, our allowance for probable loan losses represented 1.50% of our total loans, 24% of our total non-performing assets, and 32% of our total non-performing loans.  If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability will suffer.

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

Our success depends, in part, on our ability to identify and retain experienced key management members with local expertise and relationships in our markets.  If any of the Bank’s senior officers were to leave the employ of the Bank or become unable to perform their duties for any reason, we would have to replace them.  There is significant competition for qualified management and there are a limited number of qualified persons with knowledge of and experience in the community banking industry in our markets.  Even if we identify individuals that we believe could assist us in growing our presence in the market, we may be unable to recruit these individuals away from other banks.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy.  Our inability to identify, recruit, and retain talented personnel would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

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

Our industry and business have been adversely affected by conditions in the financial markets and economic conditions generally and recent efforts to address difficult market and economic conditions may not be effective.

Since mid-2007, the financial markets and economic conditions generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all residential construction, particularly in metro Atlanta and north and coastal Georgia, and residential mortgages as property prices declined rapidly and affected nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. These declines have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. In addition, customer delinquencies, foreclosures and unemployment have also increased significantly. The current economic pressure on consumers and businesses and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations and may continue to result in credit losses and write-downs in the future. The failure of government programs and other efforts to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Capital resources and liquidity are essential to our businesses and could be negatively impacted by disruptions in our ability to access other sources of funding.

Capital resources and liquidity are essential to our businesses. We depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include traditional and brokered deposits, inter-bank borrowings, Federal Funds purchased and Federal Home Loan Bank advances. We also raise funds from time to time in the form of either short-or long-term borrowings or equity issuances.

Our capital resources and liquidity could be negatively impacted by disruptions in our ability to access these sources of funding. With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Bank in an effort to ensure that the amount that they have on deposit is fully insured. In addition, the cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate we pay for brokered deposits could make them unattractive sources of funding. Further, factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to access other sources of funds. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising short or long-term debt or equity capital. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons.

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized,” a bank must generally maintain a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. In addition, our regulators require us to maintain higher capital levels. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8%. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition, generally.

If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial condition or results of operations.

In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our operating costs and our assets growth and therefore, can positively or negatively affect our financial condition or results of operations. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, our operating losses, our ability to remain “well capitalized,” events that adversely impact our reputation, enforcement actions, disruptions in the capital markets, events that adversely impact the financial services industry, changes affecting our assets, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments. Also, we compete for funding with other financial institutions, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, their competitive advantages may increase. Competition from these institutions may also increase the cost of funds.

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

The value and liquidity of real estate or other collateral that secures our loans in our market area has been, and may continue to be, adversely affected by the economic downturn.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets.  We often secure loans with real estate collateral.  As of December 31, 2010, approximately 88%, of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during this period of reduced real estate values, our business, financial condition, and results of operations could be negatively affected.

The FDIC has imposed a special assessment on all FDIC-insured institutions, which decreased our earnings in 2009, and future special assessments could adversely affect our earnings in future periods.

In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment was equal to five basis points of our subsidiary bank’s total assets minus Tier 1 capital as of June 30, 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, makes permanent the $250,000 limit for federal deposit insurance, provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repeals the federal prohibitions on the payment of interest on demand deposits. Among other things, the Dodd-Frank Act includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to do so.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans.  At December 31, 2010, we held 25 loans for approximately $2.6 million of loans that were not eligible for purchase by these agencies.  These loans were purchased by the bank from the portfolio of another national bank as part of a community outreach program and not originated by the First Century Mortgage Division.  Due to the characteristics of these loans it is doubtful that these loans will be eligible for purchase in the future, however they will continue to be held in our loan portfolio as performing loans.  The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held for investment.  Declining real estate values have caused higher delinquencies and losses on certain mortgage loans, particularly second lien mortgages and home equity lines of credit.  These trends could continue.  These conditions have resulted in losses, write downs and impairment charges in the mortgage business, which have continued through 2010.  In response to this trend, we have curtailed various product offerings and limited our mortgage originations generally to Fannie Mae and Freddie Mac eligible mortgages.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.  In the event the allowance for loan losses is insufficient to cover such losses, earnings, capital and parent company liquidity could be adversely affected.

We may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers and employees.

When we make mortgage and other loans to individuals or entities, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information. While we attempt to verify information provided through available sources, we cannot be certain all such information is correct or complete. Our reliance on incorrect or incomplete information could have a material adverse effect on our financial condition or results of operations.

Our business would suffer if we are unable to sell the residential mortgage loans that we originate.

We sell nearly all of the residential mortgage loans that we originate.  Our ability to sell mortgage loans depends on the availability of an active secondary market for these loans.  If institutional loan purchasers reduce their purchases of our loans or purchase them on less advantageous terms, this may adversely affect our operations.  Our ability to sell mortgage loans also depends on our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac and other government-sponsored enterprises whose activities are governed by federal law and whose operations have recently been taken over by the U.S. government.  If we lose our eligibility to participate in these programs for any reason, or the oversight or government operation of these entities causes a reduction in purchases, then our business would be harmed.

We may be required to repurchase residential mortgage loans we have sold or indemnify institutional loan purchasers, which could adversely impact our earnings.

When we sell our residential mortgage loans to an institutional loan purchaser or government-sponsored entity, we are required to make customary representations and warranties about us and the loans we originated.  We are bound by these representations and warranties for the life of the loans.  These representations and warranties relate to, among other things:

•	compliance with laws;
•	regulations and underwriting standards;
•	the accuracy of information in the loan documents and loan file; and
•	the characteristics and enforceability of the loan.

Our whole loan sale agreements typically require us to repurchase or substitute loans in the event that there is a first payment default or if the loan goes 90 days past due within the first 120 days after the settlement date of the sale or if we breach a representation or warranty we made to the institutional loan purchaser or government-sponsored entity in connection with the sale of the loan.  In addition, we may be required to repurchase loans as a result of borrower or appraiser fraud or in the event of early payment default on a mortgage loan.  Payment default rates may rise if, for example, loans are inadequately serviced and delinquencies are allowed to persist.

In the event we are required to repurchase loans, we may not have adequate funds to repurchase.  Significant repurchase activity could have a material adverse affect on our business, results of operations and financial condition.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with banks, credit unions, savings and loan associations, mortgage banking firms, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. Many of our competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful.

Moreover, we may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.  We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $1,018,000, at December 31, 2010.  These limits are significantly less than the limits for most of our competitors, and as a result we will have difficulty in obtaining business from the larger customers in our market area.

Efforts to comply with Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  We expect these rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions and may vote to take actions adverse to our interests.

Our directors and executive officers, as a group, beneficially owned approximately 61.7% of our outstanding common stock as of December 31, 2010.  One of our directors, William R. Blanton, who is also our Chief Executive Officer, owns approximately 38.2% of our outstanding common stock as of December 31, 2010.  The directors and executive officers, as a result of their ownership, have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors.  The directors and executive officers may vote to cause the company to take actions with which shareholders do not agree or that are not beneficial to our shareholders.

One of our directors and major shareholders, William R. Blanton, holds an executive position, serves on the board of directors of two other banks and holds significant shares of banks within our target market and could vote to take actions adverse to our interests.

William R. Blanton, our Chief Executive Officer, Chairman, and a director of the Company and the Bank, who owns approximately 38.2% of our common stock, has 35 years of banking experience and holds interest in various banks across North Georgia.  As a result of his interest in other banks, Mr. Blanton may vote to cause the Company to take actions with which the shareholders do not agree or that are not beneficial to its shareholders.

Mr. Blanton spends a portion of his time as the Chief Executive Officer, Vice-Chairman and as a director of First Covenant Bank, a bank with $153 million in assets as of December 31, 2010, headquartered in Commerce, Georgia.  Mr. Blanton currently owns approximately 16.6% of the outstanding shares of First Covenant Bank.  We currently have a data processing agreement and master services agreement with First Covenant Bank and we may enter into additional agreements with First Covenant Bank in the future.  See “Transactions by Directors, Officers and Ten Percent Shareholders.”

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

As of March 25, 2011, the Company had 8,120,623 shares of common stock outstanding and 944 shareholders of record.  There is currently no market for our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future.  There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market.  In 2010 and 2009 shares were sold in private placements at $0.67, and  $1.50, respectively.  With the exception of these private placements, there is only incomplete information about trades of our shares and the prices at which any shares have traded.

During 2010 and 2009, we issued 1,883,145, and 1,019,693 shares of our common stock, respectively, in consideration of proceeds of $1,261,707, and $1,529,541, respectively, before expenses to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D under the Securities Act relating to sales not involving any public offering.  The shares were sold by our officers and directors with the assistance of our sales agents, Commerce Street Capital, LLC and FIG Partners, L.L.C.  Our common stock was sold only to investors that we believed were accredited investors.  Our directors and officers received no compensation in connection with the sale of shares.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends on any of our common or preferred stock.  If we decide to pay cash dividends in the future, it will be at the discretion of our Board of Directors and will be dependent upon any regulatory restrictions, our financial condition, results of operation, capital requirements, level of indebtedness and such other factors as our Board of Directors deems relevant.  The principal source of our cash revenues is dividends from the Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to us in the form of cash dividends.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).

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

Overview

The following discussion describes our results of operations and assesses our financial condition.  Our discussion and analysis for the years ended December 31, 2010 and 2009 is based on our audited financial statements for such periods.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during the years ended December 31, 2010 and 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Our markets have been severely disrupted by the weak housing market which resulted in the buildup of surplus housing and finished lot inventory, which has put considerable stress on the residential construction portion of our loan portfolio. The weak economic conditions spread beyond the housing market, pushing unemployment to levels not seen in decades, which negatively impacted the rest of our loan portfolio. Our approach to managing through the challenging economic cycle has been to raise capital followed by a focus on lines of business and investments of our capital that provide the types of margins necessary for the Bank to remain profitable until such time that the Bank can refocus its efforts on organic banking growth.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements.  Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2010 included elsewhere in this annual report.  Management has discussed these critical accounting policies with the audit committee.

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

Results of Operations

Net income for the year ended December 31, 2010 improved $623,000 over the same period in 2009.  The Company earned $667,000 for the year ended December 31, 2010 as compared to a net income of $44,000 for the same period in 2009.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.  Non-interest income, primarily composed of mortgage banking income, was approximately 62% of our total revenues (net interest income plus non-interest income) for the year ended December 31, 2010 as compared to 40% of our total revenues for the year ended December 31, 2009.

Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  Net interest income  remained flat at $3,128,000, a nominal decrease of  1.74%, for the year ended December 31, 2010, compared to $3,184,000 for the year ended December 31, 2009.

The provision for loan losses was $750,000 for the year ended December 31, 2010, compared to $334,000 for the year ended December 31, 2009.  The provision for loan losses was maintained at a level that management considers to be adequate to cover current period charge-offs, and sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services.  The Bank continues to demonstrate the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans.

Total non-interest income for the year ended December 31, 2010 was $5,884,000, compared to $2,227,000 for the year ended December 31, 2009.  Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses).  The increase in non-interest income for 2010 was primarily due to an increase in fees earned on mortgage originations due to the growth of our mortgage operations.  Non-interest expenses in 2010 were $7,595,000, compared to $5,034,000 in 2009.  The largest component of non-interest expenses is salaries and employee benefits, which totaled $4,404,000 for the year ended December 31, 2010, compared to $2,481,000 00 for the year ended December 31, 2009.

Net Interest Income

For the years ended December 31, 2010 and 2009, net interest income totaled $3,128,000 and $3,184,000, respectively.  Interest income from loans, including fees, was $2,516,000 and $2,368,000 for 2010 and 2009, respectively, or an increase of $148,000.  The yield  on loans held for investment increased to 5.99% in 2010 from 5.81% in 2009. The yield  on loans held for sale decreased to 4.43% in 2010 from 6.70% in 2009 due to declining mortgage interest rates in 2010.  Interest income from investment securities was $1,704,000 and $2,529,000 for 2010 and 2009, respectively, which represented a lower yield of 8.87% in 2010, compared to the 9.15% yield earned in 2009. Management redirected cash resources to higher yielding investment securities in late 2008 and early 2009 taking advantage of market dislocations that occurred during that time period. These investments had an average life of approximately two years and are paying down as expected resulting in less interest income.  Interest expense totaled $1,102,000 for the year ended December 31, 2010, compared to $1,715,000 in 2009.  The rate on interest-bearing liabilities decreased 88 bps to 1.77% for the year ended December 31, 2010, compared to 2.65% for the year ended December 31, 2009.  The net interest margin realized on earning assets and the interest rate spread were 4.63% and 4.49%, respectively, for the year ended December 31, 2010, as compared 4.61% and 4.45, respectively, for the year ended December 31, 2009.

The Bank’s growth has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since December 31, 2009, core deposits have grown approximately $4.9 million, or 21%. The Bank has been successful implementing this strategy lowering our cost of funds by 0.88% for the year ended December 31, 2010.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2010 and 2009 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Year Ended			For the Year Ended
	December 31, 2010			December 31, 2009
	(Amounts presented in thousands)

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including LHFS and loan fees)	$44,791	$2,516	5.62%	$40,096	$2,368	5.91%
Investment securities and other investments	19,222	1,704	8.87%	27,642	2,529	9.15%
Interest bearing deposits	3,578	10	0.28%	1,150	2	0.13%
Federal funds sold	-	-	-	129	-	0.14%
Total interest earning assets	67,591	4,230	6.26%	69,017	4,899	7.10%

Other non-interest earnings assets	3,849			4,025

Total assets	$71,440			$73,042

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,546	$43	0.66%	$1,356	$12	0.85%
Savings and money market	14,257	253	1.78%	9,130	188	2.06%
Time	38,442	751	1.95%	49,317	1,450	2.94%
Federal funds purchased	43	-	-%	43	-	0.97%
Borrowings	3,012	55	1.83%	4,916	65	1.33%
Total interest-bearing liabilities	62,257	1,102	1.77%	64,762	1,715	2.65%
Other non-interest bearing
liabilities	3,826			4,036
Stockholders’ equity	5,357			4,244

Total liabilities and
stockholders’ equity	$71,440			$73,042

Excess of interest-earning assets over interest-bearing liabilities	$5,334			$4,255

Ratio of interest-earning assets to interest-bearing liabilities	108,57%			106.57%

Net interest income		$3,128			$3,184

Net interest spread			4.49%			4.45%

Net interest margin			4.63%			4.61%

Non-accrual loans not included in average loan balances and totaled $747,000 and $637,000 for 2010 and 2009 respectively.

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

	2010 Compared to 2009 (Dollars in thousands)
	Increase (decrease) due to changes in
	Volume	Rate	Net

Change
Interest income on:
Loans (including LHFS and loan fees)	$268	$(120)	$148
Investment securities	(750)	(75)	(825)
Interest bearing deposits	5	3	8
	(477)	(192)	669

Interest expense on:
Deposits:
Interest-bearing demand	35	(4)	31
Savings and money market	94	(29)	65
Time	(277)	(422)	(699)
Borrowings	(30)	20	(10)
	(178)	(435)	(613)

	$(299)	$243	$(56)

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At December 31, 2010, the Bank, as measured by Gap, is in a liability sensitive position within one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, that are expected to mature, prepay, or reprice in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

	At December 31, 2010
	Maturing or Repricing in
	(dollars in thousands)

	Three Months	Four Months	1 to 5	Over 5
	or Less	to 12 Months	Years	Years	Total
Interest-earning assets:
Investment securities	$-	$3,023	$11,707	$1,896	$16,626
Loans (including LHFS)	24,391	8,048	10,873	2,493	45,805

Total interest-bearing assets	24,391	11,071	22,580	4,389	62,431

Interest-bearing liabilities:
Deposits:
Savings and demand	24,432	-	-	-	24,432
Time deposits	4,971	16,442	12,912	-	34,325
Other Borrowings	-	-	2,000	-	2,000

Total interest-bearing liabilities	29,403	16,442	14,912	-	60,757

Interest sensitive difference per period	$(5,012)	$(10,383)	$(2,715)	$1,674	$1,674
Cumulative interest sensitivity
difference	$(5,012)	$(5,371)	$7,668	$4,389
Cumulative difference to total
interest earning assets	(8.03)%	(16.63)%	(4.35)%	2.68%

At December 31, 2010, the difference between the Bank’s liabilities and assets repricing within one year was $5,371,000, therefore the Bank’s balance sheet was liability-sensitive.  A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change.  Because rate-sensitive interest-bearing liabilities exceed rate sensitive assets, in a rising rate environment the Bank’s earnings position is exposed to declining earnings.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

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

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operations that management believes is necessary to maintain the allowance for loan losses at an adequate level.  The provision charged to expense was $750,000 for the year ended December 31, 2010, as compared to the $334,000 that was charged against earnings in 2009.  The loan portfolio decreased by approximately $4.7 million during the year ended December 31, 2010.  The allowance for loan losses was $478,000, or 1.50%, of gross loans at December 31, 2010, compared to $415,000, or 1.13%, of gross loans at December 31, 2009.

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

The evaluation of the adequacy of the allowance for loan losses is based upon loan categories except for impaired loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation.  Estimated losses  for non-impaired loans are determined by applying risk ratings, and historical loss experience to each category of loans.

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

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	December 31,
	2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$45	10%	$84	20%
Real estate - mortgage	214	45%	199	48%
Real estate - construction	192	40%	85	21%
Consumer	27	5%	47	11%
	$478	100%	$415	100%

The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

	For the years ended December 31,
	2010	2009

Balance at the beginning of period	$415	$838
Charge-offs:
Commercial, financial and agricultural	-	176
Real estate - mortgage	285	236
Real estate - construction	373	275
Consumer	35	93
Total Charged-off	693	780

Recoveries:
Consumer	6	23
Total Recoveries	6	23

Net Charge-offs	687	757

Provision for Loan Loss	750	334

Balance at end of period	$478	$415

Total loans at end of period	$31,896	$36,631

Average loans outstanding (excluding LHFS)	$34,956	$37,388

As a percentage of average loans:
Net loans charged-off	1.97%	2.02%
Provision for loan losses	2.15%	0.89%

Allowance for loan losses as a percentage of:
Year end loans	1.50%	1.13%

Non-Performing Assets

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal and/or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.

At December 31, 2010, there were $1,502,000 in loans outstanding, which were accounted for as non-accrual loans compared to $122,000 in outstanding loans accounted for as non-accrual loans at December 31, 2009, an increase of $1,380,000.  Total non-performing assets were $2,024,000 at December 31, 2010, compared to $779,000 at December 31, 2009, an increase of $1,245,000.  Interest income that would have been reported on the non-accrual loans in 2010 and 2009 was approximately $40,862 and $70,000 respectively.  Impaired loans approximated $1,493,000 and $960,000 as of December 31, 2010 and 2009, respectively.  The allowance for loan loss included a specific allowance of $0 and $24,000 for impaired loans as of December 31, 2010 and 2009, respectively.  In 2009, $450,000 was partially or fully charged off  on three impaired loans that held specific reserves at December 31, 2008.

At December 31, 2010, the allowance for loan losses represented 32%  of the amount of non-performing loans, compared to 329% at December 31, 2009.   All of the  nonperforming loans at December 31, 2010 are secured by real estate with the exception $46,000 which is a unsecured consumer loan.  We have evaluated the underlying collateral on these loans and believe that such collateral is sufficient to minimize future losses.  In addition, $310,000 losses have been recorded as charge-offs on these loans as of December 31, 2010.  The downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected our loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

The following table summarizes non-performing assets as of December 31, 2010 and 2009 (amounts are presented in thousands):

	December 31,
	2010	2009

Other real estate and repossessions	$522	$654
Non-accrual loans	1,502	122
Accruing loans 90 days or more past due	-	3
Total non-performing assets	$2,024	$779
As a percentage of total assets:	2.81%	1.02%

Non-interest Income and Expense

First Century Bank looks for business opportunities which will enable it to grow and increase its value for all its stakeholders.  Due to regulatory changes in the mortgage industry, the Bank expanded its mortgage operations to take advantage of the new opportunities that now exist when partnering a bank with a mortgage operation.  During the second quarter 2010, the Bank added a new mortgage call center in Norcross, Georgia.  Our mortgage division was previously comprised of the Gainesville mortgage location, a retail production/operations hub located in Roswell, Georgia, and an online mortgage business, Century Point Mortgage. Retail sales personnel have been added in the Gainesville and Roswell locations to expand presence. Century Point Mortgage has been streamlined to enhance profitability and to allow for sustained growth. We anticipate that the partnership of the banking and mortgage worlds will drive higher earnings and greater shareholder value for the Bank in the upcoming year.  Revenues from the mortgage division are primarily non-interest income of fees, and gains on sales of the loans.  Interest income is earned on the loans from the time they are closed to the time they are sold, which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage banking income and investment security gains (losses).  Because fees from the origination of loans, which make up a majority of our non-interest income, often reflect market conditions, our non-interest income may tend to have more fluctuations on a period to period basis than does net interest income.

For the year ended December 31, 2010, non-interest income grew to $5,884,000 compared to $2,227,000 for the year ended December 31, 2009, an increase of $3,657,000, or 164%.  The increase in non-interest income was primarily due to an increase in mortgage banking income, due to the growth in the mortgage divisions.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $211.8 million in mortgage loans during 2010, an increase of $81.5 million, or 60%, from the same period a year ago.   Net gains on sales of securities were $145,602 and $24,984 for the years ended December 31, 2010 and 2009, respectively. In 2009, we recorded an other-than-temporary impairment charge of $62,420 with respect to a restricted security, reducing the carrying value of our investment to $0.

With increased resources being directed towards the business areas providing the highest return on investment, the management reviewed all the other areas of resource allocation.  As a part of this process, management decided to close the loan production offices in Oakwood and Athens.  This took place in first quarter of 2010.  The office closures have also resulted in the reduction of several lending and administrative or support personnel in the fourth quarter of 2009 and first quarter of 2010.  The Bank continues to service its customers out of the Gainesville headquarters and will continue to utilize technology to enable its customers to access many of the bank services remotely.

Total non-interest expense for the year ended December 31, 2010 was $7,595,000 compared $5,034,000 for the year ended December 31, 2009, an increase of $2,561,000, or 51%.

Salaries and benefits, the largest component of non-interest expense, were $4,404,000 for the year ended December 31, 2010,  as compared to $2,481,000 for the year ended December 31, 2009, an increase of $1,923,000, or 78%.  While salaries and benefits attributable to the growth initiatives in the mortgage division increased expenses by $2,020,000 for the year, the Bank has concurrently reduced expenses by $97,000 as a result of the loan production office closures. Mortgage division salaries are primarily variable, including commissions and incentives that are based on production volume which has grown approximately $81 million in 2010.

Total occupancy and equipment expenses for the year ended December 31, 2010, were $445,000 as compared to $437,000 for the year ended December 31, 2009, an increase of $8,000, or 2%.  While occupancy expense attributable to the growth initiatives in the mortgage division increased expenses by $124,000 for the year, the Bank has concurrently reduced expenses by $116,000 as a result of the loan production office closures.

Professional fees for the year ended December 31, 2010, were $399,000 compared to $286,000 for the year ended December 31, 2009, an increase of $113,000, or 40%.  There was an increase in audit and compliance fees of $56,000 which is primarily attributable to additional audit and compliance requirements for the mortgage division, and increased compliance reviews for the Bank.  Legal fees increased $49,000 due primarily to loan collections.

Marketing expenses for the year ended December 31, 2010, were $245,000 compared to $260,000 for the year ended December 31, 2009, a decrease of $15,000, or 6%.  A multimedia marketing campaign that included billboards and various other media advertisements targeted at the Gainesville, Oakwood and Athens, Georgia markets was discontinued in 2009 resulting in a decrease in expense for the Bank.  In addition, the Century Point Mortgage division had heavily invested in internet advertising during its startup phase in 2009 and subsequently decreased marketing expense in 2010 by approximately $54,000.  As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of Century Point’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  In 2010, marketing expenses of $56,000 were redirected to the Mortage Call Center in the form of direct mail.  As the mortgage divisions are evolving and maturing, the marketing budget is being analyzed and directed to the most successful techniques.

The Bank has entered into a master service agreement and data processing agreement with First Covenant Bank, an entity in which William R. Blanton, a director and Chief Executive Officer of the Company, is a principal owner.  For the year ended December 31, 2010 and 2009 the total billed for data processing services was $262,000 and $186,000, respectively, and increase of 76,000, or 41%.  For the year ended December 31, 2010 and 2009 the total billed under the master services agreement was $392,000 and $228,000, respectively, and increase of $164,000, or 72%.  The primary driver for the increases are increased volume of transactional costs and additional services for the mortgage division.

Insurance, taxes, and regulatory assessment expenses totaled $322,000 for the year ended December 31, 2010,  compared to $253,000 for the year ended December 31, 2009, an increase of $69,000, or 27%.  During the year ended December 31, 2010, the Bank’s FDIC expense increased $12,000,  OCC assessments costs increased $21,000 , directors’ and officers’ liability insurance premiums increased $19,000, and business occupation tax increased $12.000 over the same period in 2009.

Lending related expenses were $671,000 for the year ended December 31, 2010 compared to $426,000 for the year ended December 31, 2009, an increase of $245,000, or 58%.  The increase is primarily related to appraisal expenses generated by the mortgage division.

Other non-interest expenses were $319,000 for the year ended December 31, 2010, compared to $330,000 for the year ended December 31, 2009, a decrease of $12,000, or 4%.

Income Taxes

At December 31, 2010, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $10,566,000 and $11,192,000, respectively, which will expire beginning in 2022 if not previously utilized.  The utilization of the net operating loss carry forward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company.

Financial Condition

Total assets decreased $4,515,000, or 6%, from $76,566,000 at December 31, 2009 to $72,051,000 at December 31, 2010.  The primary changes in the assets mix was in investment securities, which decreased by $8,383,725, or 34%, loans which decreased $4,735,000, or 13%, and loans held for sale which increased by $4,271,000, or 44%.  Total deposits decreased by $6,904,000, or 10%, from December 31, 2009 to December 31, 2010 with a $4,868,000, or 21%, increase in core deposits.  Total shareholders’ equity increased $2,246,000 from $4,399,000 at December 31, 2009 to $6,645,000 at December 31, 2010.  During 2010, we received proceeds of $1,261,707 less stock issuance costs of $18,877 from the sale of 1,883,145 shares in a private placement stock offering.

Loans

Gross loans totaled $31,896,000 at December 31, 2010, a decrease of $4,735,000, or 12.9%, since December 31, 2009.  Management is continuously investigating opportunities to generate loan growth and diversify its loan portfolio.  Balances within the major loans receivable categories as of December 31, 2010 and December 31, 2009 are as follows (amounts are presented in thousands):

	2010		2009
Commercial, financial and agricultural	$2,947	9%	$3,699	10%
Real estate – mortgage	22,926	72%	26,565	73%
Real estate – construction	5,161	16%	4,744	13%
Consumer	838	3%	1,526	4%
Unamortized Loan Costs	24	-	97	-
Total	$31,896	100%	$36,631	100%

As of December 31, 2010, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

	Commercial	Real Estate Mortgage	Real Estate Construction	Consumer	Total
Within 1 year	$1,235	$10,474	$1,911	$323	$13,943
1 to 5 years	896	9,086	3,252	516	13,750
Over 5 years	819	3,384	-	-	4,203

Totals	$2,950	$22,944	$5,163	$839	$31,896

As of December 31, 2010, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
Within 1 year	$767	$468	$1,235
1 to 5 years	764	132	896
Over 5 years	819	-	819
Real estate – Mortgage
Within 1 year	$8 545	$1,929	$10,474
1 to 5 years	8,206	880	9,086
Over 5 years	1,674	1,710	3,384
Real estate – Construction
Within 1 year	$1,732	$179	$1,911
1 to 5 years	1,387	1,865	3,252
Over 5 years	-	-	-
Consumer
Within 1 year	$314	9	$323
1 to 5 years	516	-	516
Over 5 years	-	-	-

Investment Securities

Investment securities as of December 31, 2010 and 2009 are summarized as follows.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Obligations of U.S. Government Agencies	$2,000,000	$-	$(82,562)	$1,917,438
Obligations of States and Political Subdivisions	332,455	-	(6,955)	325,500
Mortgage Backed Securities-GNMA	365,670	16,221	-	381,891
Mortgage Backed Securities-FNMA and FHLMC	457,571	6,312	(3,493)	460,390
Private Label Residential Mortgage Backed Securities	1,337,633	141,334	(12,879)	1,466,088
Private Label Commercial Mortgage Backed Securities	652,752	535	-	653,287
	$5,146,081	$164,402	$(105,889)	$5,204,594
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$766,732	$87,519	$-	$854,251
Private Label Commercial Mortgage Backed Securities	10,033,737	692,605	(230)	10,726,112
	$10,800,469	$780,124	$(230)	$11,580,363

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Obligations of U.S. Government Agencies	$983,146	$28,888	$-	$1,012,034
Obligations of States and Political Subdivisions	326,855	-	(87,693)	239,162
Mortgage Backed Securities-GNMA	1,435,829	71,850	-	1,507,679
Mortgage Backed Securities-FNMA and FHLMC	794,697	9,750	(1,928)	802,519
Private Label Residential Mortgage Backed Securities	2,720,521	4,331	(288,440)	2,436,412
Private Label Commercial Mortgage Backed Securities	726,226	12,223	-	738,449
Corporate Debt Securities	575,000	6,700	(9,490)	572,210
Equity Securities	298,680	-	(12,720)	285,960
	$7,860,954	$133,742	$(400,271)	$7,594,425
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$1,963,140	$255,583	$-	$2,218,723
Private Label Commercial Mortgage Backed Securities	14,831,223	1,056,040	(57,627)	15,829,636
	$16,764,363	$1,311,623	$(57,627)	$18,048,359

The amortized cost, estimated fair value, and weighted average yield of investment securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S. Government Agencies
Less than 1 Year	$2,000,000	$1,917,438	2.06%	$-	$-	-
Obligations of States and Political Subdivisions
1 to 5 Years	332,455	325,500	8.71%	-	-	-
Mortgage Backed Securities
Less than 1 Year	266,100	262,607	5.25%	222,501	229,384	10.35%
1 to 5 Years	1,053,933	1,047,900	8.57%	10,333,184	11,054,683	10.04%
5 to 10 Years	1,127,923	1,269,258	7.36%	244,784	296,296	9.58%
Over 10 Years	365,670	381,891	2.18%	-	-	-
	$5,146,081	$5,204,594	5.16%	$10,800,469	11,580,363	10.05%

Deposits

At December 31, 2010, total deposits were $62,662,000, a decrease of $6,904,000, or 10%, from December 31, 2009.  Demand deposits (interest bearing and non-interest bearing) totaled $12,411,000, an increase of $1,191,000, or 11%, during 2010.  Money Market Deposit Accounts and savings deposits increased $3,976,000, or 33%, and time deposits decreased $12,071,000, or 26%, during the same time period.  Our success in raising core deposits has enabled us to reduce brokered deposits, which are considered less desirable by regulators due to their volatile nature, to $0 at December 31, 2010 from $1,357,000 At December 31, 2010.

Balances within the major deposit categories as of December 31, 2010 and December 31, 2009 are as follows (amounts are presented in thousands):

	2010		2009
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$3,905	N/A	$3,076	N/A
Interest-bearing demand deposits	8,506	0.65%	8,443	0.85%
MMDA and Savings deposits	15,926	1.78%	11,950	2.06%
Time deposits less than $100,000	15,459	2.44%	28,072	2.81%
Time deposits over $100,000	18,866	1.29%	18,026	3.27%
	$62,662		$69,567

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2010 are summarized as follows (amounts are presented in thousands):

Within 3 months	$2,485
After 3 through 6 months	558
After 6 through 12 months	8,496
After 12 months	7,327

Total	$18,866

Capital Resources

Total shareholders’ equity increased from $4,399,000 at December 31, 2009, to $6,645,000 at December 31, 2010.

At December 31, 2009 the Company had outstanding 75,000 shares of Series B Preferred Stock, no par value (the “Series B Preferred Stock”), issued at $10.00 per share.  The Series B Preferred Stock was cumulative perpetual preferred stock and was treated as Tier 1 capital under existing Federal Reserve regulations.  The Series B Preferred Stock was nonvoting and could not be converted into common stock of the Company without Board of Director approval.  The Company had the right, subject to Federal Reserve approval, to redeem the shares for their purchase price plus accrued dividends.  Dividends accrued on the Series B Preferred Stock at a rate per annum initially equal to the prime rate in effect on the date of issuance, adjusted semi-annually on the first date of January and the first day of July each year to be equal to the prime rate in effect on such date.  The preferred stock investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which was the fair market value of the common stock on the date of the issuance of the warrants.  The warrants have no expiration date.  Cumulative dividends in arrears at December 31, 2010 and 2009 were $0 and $70,266, respectively.

In June 2010, with Board approval, the holders of Series B Preferred Stock exchanged their shares of preferred stock for shares of common stock at an exchange rate of $0.67 per share.  The Company redeemed 75,000 shares of Series B Preferred Stock and issued an aggregate of 1,239,328 shares of common stock, which included additional shares issued in lieu of the payment of $80,349 of accrued dividends, to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

In June 2010, the Company commenced a private offering of up to 2,000,000 shares of its common stock at of price of $0.67 per share to a limited number of accredited investors.  The private offering closed August 13, 2010.  Total net proceeds raised in the offering were $1,242,830 from the sale of 1,883,145 shares.  For each share issued, a warrant to purchase one share of common stock at a price of $0.67 was also granted, resulting in the issuance of 1,883,145 warrants.  The Company is using the net proceeds from the private offering for working capital purposes.  The common stock sold in the offering has not been registered under the Securities Act.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.  The Bank was considered “well capitalized” at December 31, 2010.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2010
Total Capital to
Risk-Weighted Assets	$6,789	15.99%	$3,397	8.00%	$4,247	10.00%
Tier I Capital to
Risk-Weighted Assets	6,311	14.86	1,699	4.00	2,548	6.00
Tier I Capital to
Average Assets	6,311	8.50	2,968	4.00	3,710	5.00

December 31, 2009
Total Capital to
Risk-Weighted Assets	$5,062	10.82%	$3,748	8.00%	$4,685	10.00%
Tier I Capital to
Risk-Weighted Assets	4,647	9.94	1,874	4.00	2,811	6.00
Tier I Capital to
Average Assets	4,647	6.22	2,991	4.00	3,739	5.00

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

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  The Bank has a line of credit totaling $14,840,000, representing 20.6% of the Bank’s total assets at December 31, 2010.  At December 31, 2010, and 2009, the Bank has one advance from the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $2,000,000.  The advance bears interest at a fixed interest rate of 2.497% and matures on May 1, 2013.  The Bank has pledged as collateral investment securities and loans with a carrying amount of $3,300,804, and eligible residential and commercial real estate loans with a carrying amount of $9,561,455 at December 31, 2010.

The Bank has a $1,000,000 unsecured federal fund line of credit available with Centerstate Bank of Florida  As of December 31, 2010 there were no balances were outstanding.

The Bank is approved to borrow from the Federal Reserve Bank discount window program.  As of December 31, 2010 the Bank’s primary borrowing capacity was $15,922,752, based on pledged investment securities with a carrying amount of $11,012,222, and eligible commercial real estate loans with a carrying amount of $8,207,806 at December 31, 2009.  There were $0 advances outstanding at December 31, 2010 and 2009.

As disclosed in the Company’s consolidated statement of cash flows, net cash used by operating activities totaled $3,376,000 in 2010.  The major use of cash from operating activities was the origination of $4,271,000 loans held for sale.  Net cash provided by investing activities totaled $12,469,000 in 2010, consisting primarily of purchases of investment securities available-for-sale of $3,000,000, purchases of premises and equipment of $1,019,000, offset by principal paydowns, maturities, calls, and sales of investment securities available-for-sale of $5,767,000, and investment securities held-to-maturity of $6,811,000. and net decrease in loans of $4,015,000.  Net cash outflows from financing activities totaled $5,661,000, which were mainly attributable to net decrease in deposits of $6,904,000, offset by inflow from the issuance of common stock issuance cash proceeds of $1,243,000.

The following table outlines our various sources of borrowed funds during the years ended December 31, 2010 and 2009, the amounts outstanding at the end of each period and the weighted-average interest rates paid for each borrowing source.

				Weighted-	Maximum
		Period-		Average	Outstanding
	Ending	End	Average	Rate for	at any
(Dollars in thousands)	Balance	Rate	Balance	Year	Month End
December 31, 2010
Federal Home Loan Bank daily rate advances	$—	—%	$1,003	0.48%	$4,015
Federal Home Loan Bank fixed rate advances	2,000	2.50%	2,000	2.50%	2,000
Federal reserve discount window	—	—%	10	0.61%	-

December 31, 2009
Federal Home Loan Bank daily rate advances	$—	—%	$25	0.58%	$—
Federal Home Loan Bank fixed rate advances	2,000	2.50%	2,000	2.50%	2,000
Federal funds purchased	—	—%	43	0.95%	—
Federal reserve discount window	—	—%	2,891	0.50%	8,000

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2010:

Commitments to extend credit	$1,222,000
Standby letters of credit	$550,000

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

Selected Ratios

The following table sets out specified ratios of the Company for the years indicated.

	2010	2009

Net income to:
Average shareholders’ equity	12.45%	1.01%
Average assets	0.93%	0.06%
Dividends to net income	-	-
Average equity to average assets	7.50%	5.58%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements.

The following financial statements are included as Exhibit 99.1, and are incorporated herein by reference:
•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets;
•	Consolidated Statements of Income;
•	Consolidated Statements of Comprehensive Income (Loss);
•	Consolidated Statements of Changes in Stockholders’ Equity;
•	Consolidated Statements of Cash Flows; and
•	Notes to Consolidated Financial Statements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Director Since	Position with the Company
Name (Age)
William A. Bagwell, Jr. (39)	2007	Director of the Company and Bank
William R. Blanton (63)	2007	Chairman, President, Chief Executive Officer, and Director of the Company and Bank
Lanny W. Dunagan (59)	2002	Director of the Company and Bank
William M. Evans, Jr. (59)	2007	Director of the Company and Bank
J. Allen Nivens, Jr. (35) (1)	2007	Director of the Company and Bank
Dr. Wendell A. Turner (53)	2001	Director of the Company and Bank
R.K. Whitehead III (45)	2007	Director of the Company and Bank

(1) Mr. Nivens resigned in February 2011

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

William R. Blanton.  Mr. Blanton has over 40 years of banking experience and serves as the Chairman of our Board of Directors and our Chief Executive Officer.  Mr. Blanton currently serves as the Vice Chairman of the Board of Directors and Chief Executive Officer of First Covenant Bank.  Mr. Blanton is also President of CINC Systems, LLC, a software company specializing in software for the banking and non-profit industries, and Accounting Integrators’, LLC a software company specializing in integrating non-profit organizations depository accounts with banks.  In addition, he is the managing member of Terrazza Realty Advisors, LLC and Terrazza Realty Investments, LLC, real estate investment companies.  Prior to his current positions, Mr. Blanton held several positions at First Capital Bank including President and Chief Financial Officer from August 1989 through November 2005.  Mr. Blanton has also held executive positions with Investors Bank & Trust in Duluth, Georgia and several other community banks.  In addition, Mr. Blanton previously served as President of Bank Analysts, a bank consulting firm, as an examiner for the Georgia Department of Banking and Finance, as a member of the National Advisory Committee for the Small Business Administration, and as a Director of the Federal Home Loan Bank of Atlanta.  Mr. Blanton holds a degree in accounting from Georgia State University.  Mr. Blanton has extensive banking experience.  The breadth of experience and institutional knowledge of the Company is critical to lead the board through the current challenging economic climate.

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

William M. Evans, Jr.  Mr. Evans is the President of Fox Creek Properties, Inc., a land development business, a position he has held since 1993.  He is also a Vice-President with Piedmont Investments.  Mr. Evans has been a founding member of three banks:  Heritage Bank, Premier Bankshares and Piedmont Bank.  He most recently served as chairman of Piedmont Bank from 2001 until its sale in 2006 to PrivateBancorp, Inc., which is publicly traded under the symbol PVTB.  Mr. Evans holds a degree in accounting and finance from West Georgia College and an M.B.A. from the University of Georgia.  Mr. Evans’ banking experience is to the board as it manages the Company's affairs in this difficult economic environment.  He also has extensive experience in various land development projects, which provides unique knowledge of the market in which we operate.

J. Allen Nivens, Jr.  Mr. Nivens, who left the board in February 2011, is Director of Corporate Sales for Indigo Energy, a wholesale fuel distributor.  Prior to Indigo, he was a commercial real estate broker with The Norton Agency in Gainesville for four years.  Prior to Norton, he was VP of Commercial Lending with Hamilton State Bank and Regions Bank for eight years.  In the community, Mr. Nivens is Chairman of the John Jarrard Foundation, on the Gainesville State College Foundation Executive Board, on the Greater Hall Chamber of Commerce Executive Board, on the board of Riverside Military Academy and the 2006 Hall County Young Man of the Year.  Mr. Nivens holds a degree in management from the Georgia Institute of Technology.  Mr. Nivens’ significant banking experience and ties to the community provide him with an awareness of both the business and social environment within which the Company operates.  His professional experience in commercial acreage sales also is a valuable asset to the board.

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

R.K. Whitehead III.  Mr. Whitehead has served as the President of Whitehead Die Casting Co., an aluminum and zinc die casting manufacturer, since 1990.  Mr. Whitehead is also the President of WDI Company, a real estate business located in Gainesville, Georgia.  In addition, he holds several committee positions with the Northeast Georgia Health System:  Finance Committee (Chairman), Treasury Sub-Committee, Executive Committee, Compensation Committee, Real Estate Committee, and Strategic Planning Committee.  In addition, he is the past Chairman of Elachee Nature Science Center and serves as Treasurer of North House.  He is a past Chairman of the Greater Hall Chamber of Commerce.  Mr. Whitehead holds a bachelor of mechanical engineering from the Georgia Institute of Technology.  Mr. Whiteheads’s professional experience as a successful local business executive provides the board with business insight and a unique knowledge of the markets we serve.

Executive Officers

The table below shows the following information for the Company’s and the Bank’s executive officers as of March 30, 2011:  (a) his or her name; (b) his or her age at December 31, 2010; (c) how long he or she has been an executive officer of the Company; and (d) his or her positions with the Company and the Bank:

Name (Age)	Executive Officer Since	Position with the Company and Business Experience

William R. Blanton (63)	2008	Chairman, President and Chief Executive Officer of the Company and the Bank
Denise Smyth (47)	2008	Chief Financial Officer of the Company and the Bank

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, its executive officer, and persons who own beneficially more than 10% of the Company’s outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of the Company’s common stock.  The directors, its executive officer, and greater than 10% shareholders are required to furnish the Company with copies of the forms they file.

Based on a review of Section 16(a) reports and written representations from our directors and executive officers, we believe that all applicable Section 16(a) reports were filed by our directors, officers and 10% shareholders during the fiscal year ended December 31, 2009 except that 10% shareholders McCart, Strickland, and Silver Hill Enterprises, LP and Directors Dunagan, Evans, Nivens, and Turner did not file timely reports for one transaction in 2010; Director Whitehead did not file a timely report for two transactions in 2010;  and Directors Bagwell and Blanton did not file timely reports for three transactions in 2010..

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial and Accounting Officer.  The Company will provide a copy of the Code of Ethics free of charge to any person, without charge, upon written request to the Company.  Any such request should be addressed to our principal executive office at 807 Dorsey Street, Gainesville, Georgia 30501.

Audit Committee

The Boards of Directors of the Company and the Bank have established a joint Audit Committee for the purpose of reviewing the Company’s annual report and internal audit report of independent public accountants.  The Audit Committee members for 2010 were Chairman; William M. Evans, Jr., Lanny W. Dunagan; William A. Bagwell, Jr., and J. Allen Nivens.  Each of these members meets the requirement for independence set forth in the NASDAQ Global Market listing standards.  Our Board of Directors has determined that Mr. Evans qualifies as audit committee financial experts under the SEC rules.

Item 11.	Executive Compensation.

The following table sets forth the annual and other compensation paid or accrued in 2010 for our principal executive officer, William R. Blanton.  No other executive officers of the Company are required to be included in table and/or were paid $100,000 or more in total compensation during 2010.  Mr. Blanton did not receive any compensation in 2009.

	Annual Compensation
Name and Principal				All Other
Position During 2010	Year	Salary	Bonus	Compensation		Total

William Blanton	2010	$30,000	$90,000	$-	(1)	$120,000
President and CEO of the
Company and the Bank

(1)	Amounts shown include stock purchase plan contributions, 401(k) match, ESOP contributions, group term life insurance, and bank owned life insurance benefits.

Outstanding Equity Awards at December 31, 2010

Option Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
William R. Blanton	1,909,151	-	$0.67	No expiration
William R. Blanton	375,000	-	$0.67	June 20, 2020

Director Compensation

The directors of the Company were not compensated for their services as directors for fiscal year 2010.

Equity Compensation Plan Information
The following table sets forth the equity compensation plans information at December 31, 2010 for the following equity compensation plans or agreements:

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	139,834	$2.32	610,166
Equity compensation plans not approved by security holders	253,393	$8.03	-

Total	393.227	$6.00	610,166

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

Warrant Agreements with Certain of the Company’s Directors.  On March 25, 2002, the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors.  Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable.  Exercisable warrants will generally remain exercisable for the 10-year period following the date of issuance.  The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events.  As of December 31, 2010, 153,393 warrants remained outstanding of which 153,393 are exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 25, 2011 by (a) each director and the executive officers named in the Summary Compensation Table; (b) the executive officers and all directors, as a group; and (c) owners of more than 5% of our outstanding common stock,.  The information shown below is based upon information furnished to the Company by the named persons.  Other than the directors, executive officers, and shareholders listed below, we are unaware of any holder of more than 5% of the Company’s common stock.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act.  Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security.  Under the rules, more than one person may be deemed to be a beneficial owner of the same securities.  A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days of March 25, 2011.

Name	Number of Shares	Exercisable Warrants & Options(1)	Total Beneficial Ownership	% of Class (2)	Nature of Beneficial Ownership
Directors:
William A. Bagwell, Jr.	546,350	752,979	1,299,329	14.6%	Includes 496,507 shares and warrants to purchase 678,354 shares held by Homestead Investment, LLC; and 9,336 shares and warrants to purchase 37,312 shares held by Hanging Rock, LLC
William R. Blanton	1,698,804	2,321,465	4,020,269	38.5%
William M. Evans, Jr.	956,815	858,396	1,815,211	20.2%	Includes 424,385 shares and warrants to purchase 634,517 shares held by Silver Hill Enterprises LP ; and 529,236 shares and warrants to purchase 223,879 shares held by Mr. Evan’s spouse
Lanny Dunagan	62,042	33,334	95,376	1.2%	Includes 500 shares held jointly with Mr. Dunagan’s son
Dr. Wendell Turner	177,178	56,918	234,096	2.9%
R. K. Whitehead, III	125,392	229,559	354,951	4.3%
All Directors and Executive Officers as a Group (6 persons):

	3,566,581	4,252,651	7,819,232	81.6%
5 Percent Shareholders:

Golden Isles Reinsurance Co. Ltd. (3)	666,668	0	666,668	8.2%

Joe E. McCart (4)	725,000	225,000	950,000	11.4%

Neil Strickland (5)	225,000	225,000	450,000	5.4%

Richard T. Smith (6)	557,217	223,880	781,094	9.4%

(1)  Certain directors hold warrants which contain provisions for automatic adjustments of the exercise price for shares and the number of shares purchasable under the warrants if subsequent shares or warrants are issued at a price less than the current exercise price.  The numbers included in the table include the automatic adjustments to such warrants as a result of the warrants issued in connection with the 2010 private placement.

(2)  Based on 8,120,623 shares of common stock of the company outstanding as of December 31, 2010, plus the number of shares which the named person exercising all options or warrants has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

(3)  Golden Isles Reinsurance Co. address is 4800 River Green Parkway, Duluth, GA  30096.

(4)  Joe E.  McCart’s address is 5719 Legends Club Circle, Braselton, GA  30517.

(5)  Neil Strickland’s address is 2031 Cowart Road, Dawsonville, GA  30534.

(6)  Richard T. Smith’s address is 1850 Brandson Hall Drive, Atlanta GA  30530.

The information with respect to our equity compensation plans is included in Item 11.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following summary reflects activities for related party loans for the years ended December 31:

	2010	2009

Balance, Beginning	$118,501	$321,340
New Loans	417,624	110,006
Principal Repayments	(423,203)	(312,845)

Balance, Ending	$112,922	$118,501

As of December 31, 2010 and 2009, deposit accounts for related parties totaled approximately $1,156,000 and $1,937,000, respectively.

The Bank has entered into a master service agreement and data processing agreement with First Covenant Bank, an entity in which William R. Blanton, a director and Chief Executive Officer of the Company, is a principal owner.  For the year ended December 31, 2010 and 2009 the total billed for data processing services was $262,289 and $186,145, respectively.  For the year ended December 31, 2010 and 2009 the total billed under the master services agreement was $392,196 and $228,150, respectively.

The Bank is affiliated with CINC Systems (“CINC”), a software services company.  The Bank and CINC are affiliated through common management.  The Bank has contracted with CINC to provide them with web and server hosting facilities.  For the years ended December 31, 2010 and 2009 the total expense incurred for these services was $19,522 and $19,200, respectively.

The Bank has certain loans with a carrying amount of $1,865,093 and $842,072 as of December 31, 2010 and 2009, respectively, which were purchased from First Covenant Bank, an entity in which William R. Blanton is a principal owner.

The Bank sold certain loans with a carrying amount of $3,814,555 and $7,324,121 as of December 31, 2010 and 2009, respectively, to First Covenant Bank, an entity in which William R. Blanton is a principal owner.

Director Independence

The Board of Directors determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NASDAQ Global Market listing standards.  The Board of Directors determined that each of the following non-employee directors is independent and has no material relationship with the Company, except as a director and shareholder of the Company:  William Bagwell, Jr., William Evans, Jr., Lanny W. Dunagan, J. Allen Nivens, Jr., Dr. Wendell A. Turner and R.K. Whitehead, III.  In addition, based on such standards, William R. Blanton is not independent because he serves as our Chief Executive Officer.  All of the members of our audit, nominating and compensation committees are independent with the exception of William R. Blanton, who serves on our nominating committee.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2010 and 2009  by Mauldin and Jenkins, Certified Public Accountants, LLC.

	2010	2009
Audit Fees 1	$75,500	$64,698
Tax Fees 2	4,500	6,100
Total Fees	$80,000	$70,798
1	Represents fees related to the audit and quarterly reviews of consolidated financial statements of the Company and review of regulatory filings.
2	Represents fees related to tax compliance, tax advice and tax planning service.

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

3.1
Articles of Incorporation of First Century Bancorp. (formerly known as NBOG Bancorporation, Inc.) incorporated by reference to Exhibit 3(i) of the Registration Statement on Form SB-2, File No. 333-47280, filed on October 4, 2000.

3.2
Amendment to Articles of Incorporation of First Century Bancorp. (formerly known as NBOG Bancorporation, Inc.) incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 5, 2006.

3.3
Second Amendment to the Articles of Incorporation of First Century Bancorp. (formerly known as NBOG Bancorporation, Inc.) incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 2, 2007.

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

10.5
Master Services Agreement between First Covenant Bank and First Century Bank dated September 12, 2008.  Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2009.

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
_____________________
*Indicates management contract or compensatory plan or arrangement.

*Copies of exhibits are available upon written request to Corporate Secretary, First Century Bancorp., 807 Dorsey Street, Gainesville, Georgia 30501.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CENTURY BANCORP.

By:	/s/ William R. Blanton
William R. Blanton,
Chief Executive Officer

Date: March 31, 2011

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

Signature	Title	Date

/s/ William R. Blanton	Chairman and Principal
William R. Blanton	Executive Officer	March 31, 2011

/s/ Denise Smyth	Principal Financial and Accounting
Denise Smyth	Officer	March 31, 2011

/s/ William M. Evans, Jr.
William M. Evans, Jr.	Director	March 31, 2011

/s/ Lanny W. Dunagan
Lanny W. Dunagan	Director	March 31, 2011

/s/ Dr. Wendell A. Turner
Dr. Wendell A. Turner	Director	March 31, 2011

/s/ R. K. Whitehead, III
R. K. Whitehead, III	Director	March 31, 2011

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries of First Century Bancorp.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1.

99.1	Audited Financial Statements.