Form 10-Q
period 2011-03-31
FIRST CENTURY BANCORP.
filed 2011-05-16
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,120,623 shares of common stock, no par value per share, were issued and outstanding as of May 13, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2011	December 31,
	(Unaudited)	2010

Total Cash and Cash Equivalents	$16,388,818	$5,961,826

Investment Securities
Available for Sale, at Fair Value	8,629,890	5,204,594
Held to Maturity, at Cost (Fair Value of $9,860,473, and $11,580,363 as of March 31, 2011 and December 31, 2010, respectively)	9,251,088	10,800,469

Total Investment Securities	17,880,978	16,005,063

Other Investments	620,100	620,100

Loans Held for Sale	3,690,573	13,908,172

Loans	30,061,743	31,895,912
Allowance for Loan Losses	(469,414)	(478,039)

Loans, Net	29,592,329	31,417,873

Premises and Equipment	3,039,193	3,076,825

Other Real Estate	522,061	522,061

Other Assets	452,321	539,480

Total Assets	$72,186,373	$72,051,400

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,
	2011	December 31,
	(Unaudited)	2010

Deposits
Non-interest-Bearing	$5,230,001	$3,905,003
Interest-Bearing	58,083,184	58,757,378

Total Deposits	63,313,185	62,662,381

Borrowings	2,000,000	2,000,000

Other Liabilities	567,960	744,224

Total Liabilities	65,881,145	65,406,605

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; No Shares Issued and Outstanding; Liquidation Preference of $10 Per Share Plus Accumulated Undeclared Dividends;	-	-
Common Stock, No Par Value; 300,000,000 Shares Authorized; 8,121,293 Shares Issued at March 31, 2011 and December 31, 2010	17,035,536	17,030,466
Accumulated Deficit	(10,777,252)	(10,445,022)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive Income	47,949	60,356

Total Stockholders’ Equity	6,305,228	6,644,795

Total Liabilities and Stockholders’ Equity	$72,186,373	$72,051,400

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	Three Months Ended
	2011	2010
Interest Income
Loans, Including Fees	$498,125	$643,224
Investments	325,513	532,435
Interest Bearing Deposits	8,406	2,163

Total Interest Income	832,044	1,177,822

Interest Expense
Deposits	205,520	293,324
Borrowings	12,485	12,852

Total Interest Expense	218,005	306,176

Net Interest Income	614,039	871,646

Provision for Loan Losses	179,761	75,000

Net Interest Income After Provision for Loan Losses	434,278	796,646

Non-interest Income
Service Charges and Fees on Deposits	3,823	19,051
Gains on Sale of Investment Securities	-	33,329
Mortgage Origination and Processing Fees	787,623	886,032
Other	11,950	10,674

Total Non-interest Income	803,396	949,086

Non-interest Expense
Salaries and Employee Benefits	817,690	922,212
Occupancy and Equipment	104,449	132,187
Professional Fees	85,459	79,619
Advertising and Marketing	83,157	51,331
Data Processing	231,089	168,369
Insurance, Tax, and Regulatory Assessments	83,217	71,413
Lending Related Expense	91,439	162,436
Other Non-interest Expense	73,404	75,896

Total Non-interest Expense	1,569,904	1,663,463

Income (Loss) Before Income Taxes	(332,230)	82,269

Provision for Income Taxes	-	-

Net Income (Loss)	$(332,230)	$82,269
Earnings (Loss) Per Common Share
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

Weighted Average Common Shares Outstanding	8,120,623	4,998,150

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE  MONTHS ENDED MARCH 31
(UNAUDITED)

	Three Months Ended
	2011	2010

Net Income (Loss)	$(332,230)	$82,269

Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities Arising During the Quarter	(12,407)	32,328
Reclassification Adjustment	-	(33,329)

Net Change in Unrealized Losses on Securities	(12,407)	(1,001)

Comprehensive Income (Loss)	$(344,637)	$81,268

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011

							Accumulated
	Preferred Stock		Common Stock		Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2010	-	$-	8,121,293	$17,030,466	$(10,445,022)	$(1,005)	$60,356	$6,644,795

Stock Compensation Costs	-	-	-	5,070	-	-	-	5,070
Net Change in Unrealized Losses on Securities Available for Sale	-	-	-	-	-	-	(12,407)	(12,407)
Net Loss	-	-	-	-	(332,230)	-	-	(332,230)

Balance, March 31, 2011	-	$-	8,121,293	$17,035,536	$(10,777,252)	$(1,005)	$47,949	$6,305,228

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(332,230)	$82,269
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities
Depreciation	43,305	48,289
Amortization and Accretion	(129,220)	(224,452)
Provision for Loan Losses	179,761	75,000
Write-down of Other Real Estate	-	34,500
Loss on Sale of Other Assets	-	12,214
Gains on Sale of Investment Securities	-	(33,329)
Stock Compensation Expense	5,070	12,000
Change In
Loans Held for Sale	10,217,599	5,476,072
Other Assets	87,159	(39,178)
Other Liabilities	(176,264)	180,708

Net Cash Provided by Operating Activities	9,895,180	5,624,093

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(4,167,644)	(1,000,000)
Proceeds from Sales of Investment Securities Available for Sale	-	1,890,300
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	734,632	544,476
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	1,673,910	1,392,307
Purchases of Other Investments	-	(78,200)
Net Change in Loans	1,645,783	(550,223)
Proceeds from Sale of Other Assets	-	24,107
Net (Purchases) Disposals of Premises and Equipment	(5,673)	685

Net Cash Provided (Used) by Investing Activities	(118,992)	2,223,452

Cash Flows from Financing Activities
Net Change in Deposits	650,804	(4,831,374)

Net Cash Provided (Used) by Financing Activities	650,804	(4,831,374)

Net Increase in Cash and Cash Equivalents	10,426,992	3,016,171

Cash and Cash Equivalents, Beginning	5,961,826	2,531,126

Cash and Cash Equivalents, Ending	$16,388,818	$5,547,297

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$159,549	$249,301
Change in Unrealized Loss on Securities Available for Sale	$12,407	$1,001

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to stockholders on Form 10-K.  The financial statements as of March 31, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02 Receivables (Topic 310): “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in this update apply to all creditors, such as us, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession by the creditor and (b) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession as follows:

1. If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. In that circumstance, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring.

2. A temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics. In such situations, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring.

3. A restructuring that results in a delay in payment that is insignificant is not a concession. However, an entity should consider various factors in assessing whether a restructuring resulting in a delay in payment is insignificant. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties as follows: A creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring.

ASU 2011-02 is effective for our first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying this ASU, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. We do not expect that the adoption of this new ASU to have a material impact on our consolidated financial statements.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2010 as filed on our annual report on Form 10-K.

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

NOTE 3 – STOCK COMPENSATION PLANS

The Company did not grant any options during the quarter ended March 31, 2011.

NOTE 4 – NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share.  No common stock equivalents were considered in 2011 and 2010 as the effects of such would be anti-dilutive to the income (loss) per share calculation.

NOTE 5 – INVESTMENT SECURITIES

Investment securities as of March 31, 2011 and December 31, 2010 are summarized as follows.

	March 31, 2011
Securities Available for Sale	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair Value
		Gains	Losses
Obligations of U.S. Government Agencies	$3,595,208	$6,174	$(78,015)	$3,523,367
Obligations of States and Political Subdivisions	333,952	9,048	-	343,000
Mortgage Backed Securities-GNMA	356,591	11,412	-	368,003
Mortgage Backed Securities-FNMA and FHLMC	1,913,888	5,037	(33,320)	1,885,605
Private Label Residential Mortgage Backed Securities	2,382,302	140,453	(12,840)	2,509,915
	$8,581,941	$172,124	$(124,175)	$8,629,890
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$644,679	$70,771	$-	$715,450
Private Label Commercial Mortgage Backed Securities	8,606,409	538,988	(374)	9,145,023
	$9,251,088	$609,759	$(374)	$9,860,473

	December 31, 2010
Securities Available for Sale	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair Value
		Gains	Losses
Obligations of U.S. Government Agencies	$2,000,000	$-	$(82,562)	$1,917,438
Obligations of States and Political Subdivisions	332,455	-	(6,955)	325,500
Mortgage Backed Securities-GNMA	365,670	16,221	-	381,891
Mortgage Backed Securities-FNMA and FHLMC	457,571	6,312	(3,493)	460,390
Private Label Residential Mortgage Backed Securities	1,337,633	141,334	(12,879)	1,466,088
Private Label Commercial Mortgage Backed Securities	652,752	535	-	653,287
	$5,146,081	$164,402	$(105,889)	$5,204,594
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$766,732	$87,519	$-	$854,251
Private Label Commercial Mortgage Backed Securities	10,033,737	692,605	(230)	10,726,112
	$10,800,469	$780,124	$(230)	$11,580,363

Securities with a carrying value of $13,554,835 and $14,312,954 at March 31, 2011, and December 31, 2010, respectively, were pledged to institutions which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$1,921,985	$(78,015)	$-	$-	$1,921,985	$(78,015)
Mortgage Backed Securities-FNMA and FHLMC	1,453,614	(29,322)	261,158	(3,998)	1,714,772	(33,320)
Private Label Residential Mortgage Backed Securities	1,065,706	(12,840)	-	-	1,065,706	(12,840)

	$4,441,305	$(120,177)	$261,158	$(3,998)	$4,702,463	$(124,175)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$239,301	$(374)	$-	$-	$239,301	$(374)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$1,917,438	$(82,562)	$-	$-	$1,917,438	$(82,562)
Obligations of States and Political Subdivisions			325,500	(6,955)	325,500	(6,955)
Mortgage Backed Securities-FNMA and FHLMC	-	-	262,607	(3,493)	262,607	(3,493)
Private Label Residential Mortgage Backed Securities	-	-	196,830	(12,879)	196,830	(12,879)

	$1,917,438	$(82,562)	$784,937	$(23,327)	$2,702,375	$(105,889)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$327,692	$(230)	$-	$-	$327,692	$(230)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At March 31, 2011, 5 of the 14 debt securities available for sale, and 1 of the 14 debt securities held to maturity contained unrealized losses with an aggregate depreciation of 2.467% from the Company’s amortized cost basis.

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

Obligations of U.S. Government Agencies.  The unrealized losses on two investments in obligations of U.S. Government agencies were caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Mortgage-backed Securities - FNMA and FHLMC.  The unrealized losses on two investments in mortgage-backed securities were caused by interest rate increases.  The Company purchased investments at a discount relative to its face amount, and the contractual cash flows of this investment is guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost bases of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Private Label Residential Mortgage-backed Securities.  The unrealized loss associated with one private label residential mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  We assess for credit impairment using a cash flow model.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of this security.

Private Label Commercial Mortgage-backed Securities.  The unrealized loss associated with one commercial mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  We assess for credit impairment using a cash flow model.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to the credit enhancement, the Company expects to recover the entire amortized cost basis of this security.

Gross realized gains on securities totaled $0 and $33,329 for the periods ended March 31, 2011 and 2010, respectively.

Other investments on the consolidated balance sheets at March 31, 2011 and December 31, 2010 include restricted equity securities consisting of Federal Reserve Bank stock of $184,900, and Federal Home Loan Bank stock of $435,200. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average yield of investment securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S. Government Agencies
Less than 1 Year	$3,000,000	2,924,703	2.29%	$-	-	-
1 to 6 Years	595,208	598,663	2.62%
Obligations of States and Political Subdivisions
1 to 5 Years	333,952	343,000	8.71%	-	-	-
Mortgage Backed Securities
Less than 1 Year	265,156	261,158	4.78%	204,350	208,980	10.35%
1 to 5 Years	1,441,413	1,437,669	3.69%	8,799,477	9,358,087	10.50%
5 to 10 Years	2,795,613	2,911,540	5.05%	247,261	293,406	9.58%
Over 10 Years	150,599	153,157	1.86%	-	-	-
	$8,581,941	8,629,890	3.75%	$9,251,088	9,860,473	10.46%

NOTE 6 -  Loans and Allowance for Loan Losses

The composition of loans as of March 31, 2011 and December 31, 2010 are:

	March 31, 2011	December 31, 2010

Commercial and Financial	$2,638,181	$2,946,664

Commercial Real Estate -Owner Occupied	8,421,722	8,549,938
Commercial Real Estate -Other	1,911,635	1,933,797
Total Commercial Real Estate	10,333,357	10,483,735

1-4 Family Residential Construction	714,514	995,760
Other Construction, land development, and other land loans	3,593,212	4,165,571
Total Construction and Land	4,307,726	5,161,331

Farmland	1,153,927	1,172,500
Residential Real Estate	10,609,909	11,032,850
Multifamily Real Estate	235,021	236,213
All Other Real Estate	11,998,857	12,441,763

Consumer	767,791	838,343

Total Loans	30,045,912	31,871,836
Unamortized costs	15,831	24,076

Total Loans plus unamortized costs	$30,061,743	$31,895,912

Commercial and Financial

The Bank’s commercial loans include working capital loans, accounts receivable and inventory and equipment financing.  The terms of these loans vary by purpose and by type of underlying collateral.  The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with most loans fully amortized over the term.  Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 70% or less.  Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash.   For loans secured with other types of collateral, principal is typically due at maturity.  The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.

Commercial Real Estate Loans

The Bank strives to diversify this portfolio across different property types.  Accordingly, the commercial real estate portfolio includes loans secured by warehouses, office buildings, land, extended stay properties, assisted living properties, retail office and service properties, self storage properties, apartments, condominiums, industrial properties, and restaurants.   Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, but generally are not fixed for a period exceeding 60 months.  The Bank normally charges an origination fee on these loans.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management.  The Bank attempts to limit its risk by analyzing borrowers’ cash position, global cash flow, value of assets, payment record to all creditors, needs of proposed market area and collateral value of pledged property on an ongoing basis.

Construction and Land Loans

The Bank strives to diversify this portfolio across a mix of commercial, single family and multi-family developments.  Construction loans are generally made with a term of approximately 12 months and interest is typically paid monthly.  Acquisition and Development loans are generally made with a term of approximately 24 months and interest is typically paid monthly.  The ratio of the loan principal to the value of the collateral as established by independent appraisal and generally does not exceed regulatory requirements.

Loans on developments or properties that have not been pre-sold by the builder are also based on the builder/borrower’s financial strength and cash flow position, as well as the financial strength and reputation of the developer in case of an Acquisition and Development loan.  Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or engineer has inspected the project.  Risks associated with construction loans include fluctuations in the value of real estate, the time required to bring a project to market, changes in land use surrounding the project location, governmental restrictions and new job creation trends.

The Bank continues to strive to diversify its entire portfolio and has established goals that de-emphasize reliance upon any single class of loans.   To that end, the Bank’s goal is to have total outstanding acquisition, development, and construction loans (AD&C) less than 100% of capital.

Other Real Estate Loans

The Bank’s residential real estate loans consist primarily of residential first and second mortgage loans and home equity lines of credit.  The majority of the bank’s residential real estate loans are variable rate, balloon or short term amortized loans.  As a result, the Bank limits its exposure to long-term interest rate risks, which are typically associated with residential real estate loans.  Residential real estate loans are consistent with the Bank’s loan policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not to exceed regulatory restrictions of the pledged collateral.  We believe the loan to value ratios together with the requirements for satisfactory credit, income and residence stability are sufficient to compensate for fluctuations in real estate market value and reduces losses that may result from the downturn in the residential real estate market.

Consumer Loans

The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans and lines of credit.  The approval of these loans is determined by the length and breadth of the consumer’s credit record, employment and residence stability and an evaluation of the continuation of these factors.  Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.  Generally, consumer loans are secured by depreciable assets such as boats, cars, and trailers therefore these types of loans would most likely be amortized over the useful life of the asset.  For those clients who demonstrate excellent credit records, the bank offers unsecured and secured (based on the equity in a personal residence) lines of credit.  These lines of credit are subject to an annual review for continuation of the relationship.  Deterioration in payment record, reported activity from a credit reporting agency or decreasing value in the pledged equity of the real estate may cause the line to be reduced or closed.

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located primarily in its general trade area of Hall County and Clarke County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Included in loans above are $8,053,994 and $8,659,611 of interest only loans at March 31, 2011 and December 31, 2010.  These loans present greater risk to the Company, especially considering the current decline in the real estate markets in and around the Metro Atlanta area.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of March 31, 2011 and December 31, 2010.

March 31, 2011	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Nonaccrual	Total

Commercial and Financial	$2,329,507	$308,674	$-	$-	$2,638,181
Commercial Real Estate -Owner Occupied	8,421,722	-	-	-	8,421,722
Commercial Real Estate -Other	1,798,483	113,152	-	-	1,911,635
Total Commercial Real Estate	10,220,205	113,152	-	-	10,333,357

1-4 Family Residential Construction	714,514	-	-	-	714,514
Other Construction, land development, and other land loans	2,419,962	769,000	-	404,250	3,593,212
Total Construction and Land	3,134,476	769,000	-	404,250	4,307,726

Farmland	759,867	-	-	394,060	1,153,927
Residential Real Estate	9,569,016	409,468	-	631,425	10,609,909
Multifamily Real Estate	235,021	-	-	-	235,021
All Other Real Estate	10,563,904	409,468	-	1,025,485	11,998,857

Consumer	731,264	26,349	525	9,653	767,791

Total Loans	$26,979,356	$1,626,643	$525	$1,439,388	$30,045,912

December 31, 2010	Current	Accruing 30-89 Days Past Due	Nonaccrual	Total

Commercial and Financial	$2,909,725	$36,939	$-	$2,946,664
Commercial Real Estate -Owner Occupied	8,549,938	-	-	8,549,938
Commercial Real Estate -Other	1,933,797	-	-	1,933,797
Total Commercial Real Estate	10,483,735	-	-	10,483,735

1-4 Family Residential Construction	918,952	76,808	-	995,760
Other Construction, land development, and other land loans	3,761,320	-	404,250	4,165,571
Total Construction and Land	4,680,272	76,808	404,250	5,161,331

Farmland	778,440	-	394,060	1,172,500
Residential Real Estate	10,176,610	162,167	694,072	11,032,849
Mulitfamily Real Estate	236,414	-	-	236,414
All Other Real Estate	11,191,464	162,167	1,088,132	12,441,763

Consumer	828,133	557	9,653	838,343

Total Loans	$30,093,329	$276,471	$1,502,035	$31,871,836

Nonaccrual loans as of March 31, 2011 and December 31, 2010 were $1,439,388 and $1,502,035, respectively.  Interest income on nonaccrual loans outstanding at March 31, 2011 and December 31, 2010 that would have been recorded if the loans had been current and performed in accordance with their original terms was $20,337 for the three months ended March 31, 2011 and $40,862 for the year ended December 31, 2010.

The credit quality of the loan portfolio is summarized no less frequently than quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups - Not Classified (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:

Pass - loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention - loans which have potential weaknesses that deserve management's close attention. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

Substandard - loans which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - loans which have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss - loans which are considered by management to be uncollectible and of such little value that its continuance on the institution's books as an asset, without establishment of a specific valuation allowance or charge-off is not warranted.

When a retail loan reaches 90 days past due, it is downgraded to substandard, and upon reaching 120 days past due, it is downgraded to loss and charged off.

The following is a summary of the loan portfolio credit exposure by risk grade as of March 31, 2011 and December 31, 2010.

March 31, 2011	Pass	Special Mention	Substandard	Total
Commercial and Financial	$2,575,469	$62,712	$-	$2,638,181

Commercial Real Estate -Owner Occupied	8,421,722	-	-	8,421,722
Commercial Real Estate -Other	1,848,494	63,141	-	1,911,635
Total Commercial Real Estate	10,270,216	63,141	-	10,333,358

1-4 Family Residential Construction	310,264	-	404,250	714,514
Other Construction, land development, and other land loans	3,547,947	45,265	-	3,593,212
Total Construction and Land	3,858,211	45,265	404,250	4,307,725

Farmland	759,867	-	394,060	1,153,927
Residential Real Estate	8,962,144	771,288	876,477	10,609,909
Multifamily Real Estate	235,021	-	-	235,021
All Other Real Estate	9,957,032	771,288	1,270,537	11,998,857

Consumer	745,625	2,735	19,431	767,791

Total Loans	$27,406,553	$945,141	$1,694,218	$30,045,912

December 31, 2010	Pass	Special Mention	Substandard	Total
Commercial and Financial	$2,875,652	$71,012	$-	$2,946,664

Commercial Real Estate -Owner Occupied	8,549,938	-	-	8,549,938
Commercial Real Estate -Other	1,869,881	63,916	-	1,933,797
Total Commercial Real Estate	10,419,819	63,916	-	10,483,735

1-4 Family Residential Construction	948,986	46,774	-	995,760
Other Construction, land development, and other land loans	3,761,321	-	404,250	4,165,571
Total Construction and Land	4,710,307	46,774	404,250	5,161,331

Farmland	778,440	-	394,060	1,172,500
Residential Real Estate	9,306,999	1,031,176	694,675	11,032,850
Multifamily Real Estate	236,413	-	-	236,413
All Other Real Estate	10,321,852	1,031,176	1,088,735	12,441,763

Consumer	812,853	5,492	19,998	838,343

Total Loans	$29,140,483	$1,218,370	$1,512,983	$31,871,836

Transactions in the allowance for loan losses are summarized for the three month periods ended March 31 as follows:

	2011	2010

Balance, Beginning	$478,039	$414,670
Provision Charged to Operating Expenses	179,761	75,000
Loans Charged Off	(192,604)	(3,152)
Loan Recoveries	4,218	1,976

Balance, Ending	$469,414	$488,494

The following table details the change in the allowance for loan losses from December 31, 2010 to March 31, 2011 by loan segment.

	Commercial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039
Charge-offs	-	-	-	(192,604)	-	(192,604)
Recoveries	-	-	-	-	4,218	4,218
Provision	(4,653)	(263)	(47,083)	241,760	(10,000)	179,761

Ending balance	$40,803	$16,780	$144,572	$245,916	$21,343	$469,414

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$2,638,181	$10,333,357	$4,307,726	$11,998,857	$767,791	$30,045,912

Ending balance: individually evaluated for impairment	$-	$-	$404,250	$1,025,485	$-	$1,429,735

The following is a summary of information pertaining to impaired loans.

Impaired Loans For the Period Ended March 31, 2011 and December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income recognized
March 31, 2011
With no related allowance recorded:
Other Construction, land development, and other land loans	$404,250	$518,788	$-	$404,250	$-
Farmland	394,060	525,000	-	394,060	-
Residential Real Estate	631,425	797,980	-	631,425	-
Total	$1,429,735	$1,841,768	$-	$1,429,735	$-
December 31, 2010
With no related allowance recorded:
Other Construction, land development, and other land loans	$404,250	$518,788	$-	$331,385	$-
Farmland	394,060	525,000	-	32,838	-
Residential Real Estate	694,675	759,052	-	639,968	10,070
Total	$1,492,985	$1,802,840	$-	$1,004,191	$10,070

Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

For the periods ended March 31, 2011 and December 31, 2010, troubled debt restructurings were $127,000 and $132,000.  At March 31, 2011 and December 31, 2010, the Company had no loans that were modified in troubled debt restructuring and impaired.  The Company had troubled debt restructurings that were performing in accordance with their modified terms of $127,000 and $132,000 at March 31, 2011 and December 31, 2010.  In years subsequent to a modification, loans that are performing in accordance with their modified terms are not reported as impaired loans.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax assets as of March 31, 2011 and December 31, 2010 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of March 31, 2011 are as follows:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(In Thousands)
Total Capital to
Risk-Weighted Assets	$6,455	17.98%	$2,872	8.00%	%	$3,590	10.00%
Tier I Capital to
Risk-Weighted Assets	6,006	16.73	1,436	4.00		2,154	6.00
Tier I Capital to
Average Assets	6,006	8.23	2,918	4.00		3,648	5.00

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

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31 2011 and December 31, 2010 are presented hereafter:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$16,389	$16,389	$5,962	$5,962
Investment Securities Available for Sale	8,630	8,630	5,205	5,205
Investment Securities Held to Maturity	9,251	9,860	10,800	11,580
Other Investments	620	620	620	620
Loans Held for Sale	3,691	3,691	13,908	13,908
Loans, Net	29,592	29,696	31,418	31,664
Accrued Interest Receivable	192	192	221	221

Liabilities
Deposits	63,313	63,380	62,662	62,582
Borrowings	2,000	2,067	2,000	2,077
Accrued Interest Payable	259	259	200	200

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011and December 31, 2010

		Fair Value Measurements at March 31, 2011 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$8,629,890	$500,000	$8,129,890	-
Loans Held for Sale	3,690,573	-	3,690,573	-

		Fair Value Measurements at December 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$5,204,594	-	$5,204,594	-
Loans Held for Sale	13,908,172	-	13,908,172	-

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at March 31, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of March 31, 2011 and December 31, 2010

	Fair Value Measurements at March 31, 2011 Using
	Level 1	Level 2	Level 3	Total Gains (Losses)

Impaired Loans	-	-	$181,830	$(152,440)
Other Real Estate	-	-	-	-

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total Gains (Losses)

Impaired Loans	-	-	$1,284,851	$(309,855)
Other Real Estate	-	-	522,061	(67,512)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations.  You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our 2010 Form 10-K,  as well as with an understanding of our short operating history.

Discussion of Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “should,” “projects,” “plans,” “goal,” “targets,” “potential,” “estimates,” “pro forma,” “seeks,” “intends,” or “anticipates” or the negative thereof or comparable terminology.  We caution our stockholders and other readers not to place undue reliance on such statements.  Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors.  Consequently, actual results and experience may materially differ from those contained in any forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:

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

•	the effect of any regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed on us;

•	our ability to maintain liquidity or access other sources of funding and control costs, expenses, and loan delinquency rates;

•	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

•	changes occurring in business conditions and inflation;

•	the anticipated rate of loan growth and the lack of seasoning of our loan portfolio;

•	the amount of residential and commercial construction and development loans and commercial real estate loans, and the weakness in the residential and commercial real estate markets;

•	risks with respect to future expansion and acquisitions;

•	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

•	our ability to sell residential mortgage loans that we originate;

•	our required repurchase of residential mortgage loans we have sold or indemnity of institutional loan purchasers;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	the effects of competition from financial institutions and other financial service providers;

•	changes in the banking system and financial markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  Since 2008, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these conditions will not continue to materially and adversely impact our business, financial condition, and results of operations

Unless the context indicates otherwise, all references to “FCB,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to First Century Bancorp. and our wholly owned subsidiary, First Century Bank, National Association (the “Bank”).

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

The following discussion describes our results of operations for the three months ended March 31, 2011 as compared to the same period in 2010 and also analyzes our financial condition at March 31, 2011 compared to December 31, 2010.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Credit quality has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2010 included in the Company’s 2010, as filed in our Annual Report on Form 10-K.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant assumptions, estimates, and assessments which are inherently subjective and subject to change.  The use of different estimates or assumptions could produce different provisions for losses on loans.  The loan portfolio also represents the largest asset type on our consolidated balance sheets.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Results from operations was a net loss of $322,230 for the first three months of 2011 compared to net income of $82,269 for the first three months of 2010.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.  Non-interest income, primarily composed of mortgage banking income, was approximately 56% of our total revenues (net interest income plus non-interest income) for the period ended March 31, 2011 as compared to 49% of our total revenues for the same period in 2010.

Net Interest Income

Net interest income is the difference between the interest income received on earning assets (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  For the quarter ended March 31, 2011 and 2010, net interest income totaled $614,000 and $872,000, respectively.  Interest income from loans, including fees, was $498,000 and $643,000 for the quarters ended March 31, 2011 and 2010, respectively, a decrease of $145,000.  The loan yield decreased to 5.93% in 2011 from 6.14% for the quarters ended March 31, 2011, and 2010, respectively. The yield on loans held for sale decreased to 4.10% for the quarter ended March 31, 2011 from 4.75% for the same period in 2010 due to declining mortgage interest rates in 2010.  Interest income from investment securities was $326,000 and $532,000 for the quarters ended March 31, 2011 and 2010, respectively, which represented a lower yield of 7.17% in 2011, compared to the 9.11% yield earned in 2010. Management redirected cash resources to higher yielding investment securities in late 2008 and early 2009 taking advantage of market dislocations that occurred during that time period. These investments had an average life of approximately two years and are paying down as expected resulting in less interest income.  Interest expense totaled $218,000 for the quarter ended March 31, 2011, compared to $306,000 for the comparable period in 2010.  The rate on interest-bearing liabilities decreased 45 basis points to 1.45% for the quarter ended March 31 2011, compared to 1.90% for the comparable period in 2010.  The net interest margin realized on earning assets and the interest rate spread were 3.68% and 3.53%, respectively, for the three months ended March 31, 2011, compared to 5.04% and 4.92%, respectively, for the comparable period in 2010.

The Bank’s growth has been supported by the dual strategy of increasing lower cost wholesale funding in the short-term to allow time for a build up of low cost core funding to be developed over the longer-term. Since March 31, 2010, core deposits have grown approximately $7.8 million, or 34%. The Bank has been successful implementing this strategy lowering our cost of funds by 0.12% for the three month period ended March 31, 2011 over the comparable period in 2010.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	(Amounts presented in thousands)

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loans held for sale and loan fees)	$34,089	$498	5.93%	$42,476	$643	6.14%
Investment securities and other investments	18,402	326	7.17%	23,695	533	9.11%
Interest bearing deposits	15,257	8	0.22%	3,909	2	0.22%
Total interest earning assets	67,748	832	4.98%	70,080	1,178	6.82%

Other non-interest earnings assets	5,210			3,399

Total assets	$72,958			$73,479

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$7,351	$18	0.98%	$7,721	$12	0.62%
Savings and money market	17,997	59	1.32%	12,174	53	1.76%
Time	33,536	129	1.56%	43,262	229	2.14%
Borrowings	2,000	12	2.53%	2,340	12	2.23%
Total interest-bearing liabilities	60,884	218	1.45%	65,497	306	1.90%
Other non-interest bearing liabilities	5,692			3,453
Stockholders’ equity	6,382			4,529

Total liabilities and stockholders’ equity	$72,958			$73,479

Excess of interest-earning assets over interest-bearing liabilities	$6,864			$4,583

Ratio of interest-earning assets to interest-bearing liabilities	111%			107%

Net interest income		$614			$872

Net interest spread			3.53%			4.92%

Net interest margin			3.68%			5.04%

Non-accrual loans are excluded from average loan balances and totaled $1,378,000 and $353,000 for the three months ended March 31, 2011 and 2010, respectively.

Non-interest Income and Expense

We look for business opportunities which will enable us to grow and increase our value for all of our stakeholders.  Due to regulatory changes in the mortgage industry, the Bank expanded its mortgage operations to take advantage of the new opportunities that now exist when partnering a bank with a mortgage operation.  During the second quarter 2010, the Bank added a new mortgage call center in Norcross, Georgia.  Our mortgage division was previously comprised of the Gainesville mortgage location, a retail production/operations hub located in Roswell, Georgia, and an online mortgage business, Century Point Mortgage. Retail sales personnel have been added in the Gainesville and Roswell locations to expand presence. Century Point Mortgage has been streamlined to enhance profitability and to allow for sustained growth. We anticipate that the partnership of the banking and mortgage worlds will drive higher earnings and greater stockholder value for the Bank in the upcoming year.  Revenues from the mortgage division are primarily non-interest income of fees, and gains on sales of the loans.  Interest income is earned on the loans from the time they are closed to the time they are sold, which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

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

For the quarter ended March 31, 2011, non-interest income was $803,000 compared to $949,000 for the comparable period in 2010, a decrease of $146,000, or 15%.  The decrease in non-interest income was primarily due to a decrease in mortgage banking income, due to a slowdown in production in the mortgage divisions following a refinance wave in 2010.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $20.5 million in mortgage loans during the first quarter of 2011, a decrease of $15.8 million, or 43%, from the same period a year ago.   Net gains on sales of securities were $0 and $33,329 for the quarters ended March 31, 2011 and 2010, respectively.

With increased resources being directed towards the business areas providing the highest return on investment, management reviewed all the other areas of resource allocation.  As a part of this process, management decided to close the loan production offices in Oakwood and Athens.  This took place in first quarter of 2010.  The office closures resulted in the reduction of several lending and administrative or support personnel in the first quarter of 2010.  The Bank continues to service its customers out of the Gainesville headquarters and will continue to utilize technology to enable its customers to access many of the bank services remotely.

Total non-interest expense for the quarter ended March 31, 2011 was $1,569,000 compared to $1,663,000 for the quarter ended March 31, 2010, a decrease of $94,000, or 6%.

Salaries and benefits, the largest component of non-interest expense, were $818,000 for the three months ended March 31, 2011, as compared to $922,000 for the three months ended March 31, 2010, a decrease of $104,000, or 11%.  The decrease in salaries and benefits is primarily attributable to the decrease in variable pay based on  mortgage production.

Total occupancy and equipment expenses for the three months ended March 31, 2011, were $104,000 as compared to $132,000 for the three months ended March 31, 2010, a decrease of $28,000, or 21%.  The decrease in expense is primarily attributable to the closure of the loan production offices in March and April of 2010

Professional fees for the three months ended March 31, 2011, were $85,000 compared to $80,000 for the three months ended March 31, 2010, an increase of $5,000, or 7%.  The increase in professional fees is primarily attributable to audit and management consulting fees for the mortgage division.

Marketing expenses for the three months ended March 31, 2011, were $83,000 compared to $51,000 for the three months ended March 31, 2010, an increase of $32,000, or 62%.  As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of Century Point’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  In 2011, marketing expenses of $39,000 were directed to the Mortgage Call Center in the form of direct mail.  As the mortgage divisions are evolving and maturing, the marketing budget is being analyzed and directed to the most successful techniques.

The Bank has entered into a master service agreement and data processing agreement with First Covenant Bank, an entity in which William R. Blanton, a director and Chief Executive Officer of the Company, is a principal owner.  For the three months ended March 31, 2011 and 2010 the total billed for data processing services was $51,000 and $57,000, respectively, a decrease of 6,000, or 11%.  For the three months ended March 31, 2011 and 2010 the total billed under the master services agreement was $149,000 and $85,000, respectively, and increase of $64,000, or 75%.  The primary drivers for the changes are decreased volume for transactional data processing costs and additional management services under the master services agreement for the mortgage division.

Insurance, taxes, and regulatory assessment expenses totaled $83,000 for the three months ended March 31, 2011 compared to $71,000 for the three months ended March 31, 2010, an increase of $12,000, or 17%.  Insurance expense decreased $2,000, the FDIC assessment increased $8,000,  the OCC assessment decreased $2,000, and business occupation tax decreased $8,000 over the same period in 2010.

Lending related expenses were $91,000 for the three months ended March 31, 2011 compared to $162,000 for the three months ended March 31, 2010, a decrease of $71,000, or 44%.  The decrease is primarily related to the reduced volume of appraisals and other loan origination expenses generated by the mortgage divisions.  As production varies, so do these types of variable expenses.

Other non-interest expenses were $73,000 for the three months ended March 31, 2011 compared to $76,000 for the three months ended March 31, 2010, a decrease of $3,000, or 3%.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  One method to measure interest rate sensitivity is through a repricing gap.  The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame.  Gap analysis is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, gap analysis as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At March 31, 2011, the Bank, as measured by such gap analysis, is in a liability sensitive position within one year.

We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk.  For short-term interest rate risk, the Bank’s model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income.  The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings.  This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends.  Our most recent data shows that the Bank’s net interest income would increase $17,000 on an annual basis if rates increased 100 basis points, and would decrease $5,000 on an annual basis if rates decreased 100 basis points.  Certain shortcomings are inherent in the method of analysis presented in the foregoing paragraphs.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above.  In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operations that management believes is necessary to maintain the allowance for loan losses at an adequate level.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries are credited to the allowance.  The provision charged to expense was $180,000 for the three months ended March 31, 2011, as compared to the $75,000 that was charged against earnings in the comparable period in 2010.  Through the normal course of internal loan review, impairment of $152,440 was determined to exist which was charged off and a related provision recorded. The allowance for loan losses was $469,000, or 1.56%, of gross loans at March 31, 2011, compared to $478,000, or 1.50%, of gross loans at December 31, 2010.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	March 31, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial and agricultural	$41	9%	$45	10%
Real estate - mortgage	263	56%	214	45%
Real estate - construction	144	31%	192	40%
Consumer	21	4%	27	5%
	$469	100%	$478	100%

The following table presents a summary of changes in the allowance for loan losses for the three month periods ended March 31, 2011 and  2010 (dollar amounts are presented in thousands):

	March 31, 2011	March 31, 2010

Balance at the beginning of period	$478	$415
Charge-offs:
Real estate - mortgage	193	-
Consumer	-	3
Total Charged-off	193	3
Recoveries:
Consumer	4	2
Total Recoveries	4	2

Net Charge-offs	189	1
Provision for Loan Loss	180	75
Balance at end of period	$469	$488
Total loans at end of period	$30,062	$37,180

Average loans outstanding	$31,414	$36,747
As a percentage of average loans:
Net loans charged-off	0.60%	-%
Provision for loan losses	0.57%	0.20%
Allowance for loan losses as a percentage of:
Year end loans	1.56%	1.31%

The allowance consists of general and specific reserves.  The general reserve applies to groups of loans with similar risk characteristics and is based on historical loss experience, adjusted for environmental and qualitative factors.  The specific reserves relate to individual loans that are identified as impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The need for specific reserves is evaluated on impaired loans greater than $100,000.  The specific reserves are determined on an individual loan basis based on management’s evaluation of the circumstances and the value of any underlying collateral.  All impaired loans less than $100,000 are evaluated for specific impairment in aggregate.  Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Loans that have been identified as impaired are excluded from the calculation of general reserves.  Specific reserves are charged off when losses are confirmed.

Management believes the allowance for loan losses is adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions or charge-offs to the allowance based on their judgment and information available to them at the time of their examination.

Credit Quality

Loans are assigned a risk rating on a nine point scale. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the expected loss percentage factors that correspond to each risk rating.

The risk ratings are based on the borrowers' credit risk profile considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 5 through 8 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss, and rating 9 indicates a classification of impaired substandard loan subject to specific reserve analysis. Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from loan committees depending on the size and type of credit. Ratings are revaluated in connection with the credit review process. For larger credits, ratings are re-evaluated no less frequently than annually and more frequently when there is an indication of potential deterioration of a specific credit relationship. Additionally, an independent loan review function evaluates the bank's risk rating process on an on-going basis. Expected loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers certain qualitative factors as determined by loan type and risk rating.

The qualitative factors consider, among others, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio.  The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and updated as necessary

The following is a summary of risk elements in the loan portfolio at March 31, 2011 and at December 31, 2010:

	March 31, 2011	December 31, 2010

Loans on Nonaccrual	$1,439,388	$1,502,035
Loans Past Due 90 Days and Still Accruing	525	-
Other Real Estate Owned and Repossessions	522,061	522,061

Total Nonperforming Assets	$1,961,974	$2,024,096

Total Nonperforming Assets as a Percentage of Total Assets	2.72%	2.81%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans was approximately $20,337 for the three months ended March 31, 2011 and $40,862 for the twelve months ended December 31, 2010.

In general loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral

Financial Condition

Total assets increased $135,000, or 2% from $72,051,000 at December 31, 2010 to $72,186,000 at March 31, 2011.  Total investment securities increased $1,876,000, or 12%, from $16,005,000 at December 31, 2010 to $17,881,000 at March 31, 2011.  Total deposits increased by $651,000, or 1%, from December 31, 2010 to March 31, 2011.  Total stockholders’ equity decreased $340,000 from $6,645,000 at December 31, 2010 to $6,305,000 at March 31, 2011.

Loans

Gross loans totaled approximately $30,062,000 at March 31, 2011, a decrease of $1,834,000, or 6%, from $31,896,000 at December 31, 2010.  Balances within the major loans receivable categories as of March 31, 2011 and December 31, 2010 are as follows (amounts presented in thousands).

	March 31, 2011		December 31, 2010
Commercial, financial and agricultural	$2,638	9%	2,947	9%
Real estate – mortgage	22,332	74%	$22,926	72%
Real estate – construction	4,308	14%	5,161	16%
Consumer	768	3%	8,38	3%
Unamortized costs	16	-	24	-
Total	$30,062	100%	$31,896	100%

Deposits

Total deposits as of March 31, 2011 and December 31, 2010 were $63,313,000 and $62,662,000, respectively. Balances within the major deposit categories as of March 31, 2011 and December 31, 2010 are as follows (amounts presented in thousands):

	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$5,230	N/A	$3,905	N/A
Interest-bearing demand deposits	7,443	0.98%	8,506	0.65%
MMDA and Savings deposits	18,238	1.32%	15,926	1.78%
Time deposits less than $100,000	17,946	1.81%	15,459	2.44%
Time deposits $100,000 and over	14,456	1.31%	18,866	1.29%

	$63,313		$62,662

Capital Resources

Total stockholders’ equity was $6,305,000 at March 31, 2011 compared to $6,645,000 at December 31, 2010.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at March 31, 2011:

Tier 1 Capital (to risk-weighted assets)	16.73%
Total Capital (to risk-weighted assets)	17.98%
Tier 1 Capital (to total average assets)	8.23%

The Bank was considered “well capitalized” at March 31, 2011.

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

As of March 31, 2011 the Bank has $16,388,818 in cash and cash equivalents as well as $8,629,890 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with a correspondent bank for short-term unsecured advances of up to $1,000,000.  At March 31, 2011 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of March 31, 2011, the Bank had advances outstanding of $2,000,000.   The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of March 31, 2011, the Bank had no advances outstanding .

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2011:

Commitments to extend credit	$1,969,000
Stand-by letters of credit	$550,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of our business.  In the opinion of management, we are not a party to any other material legal proceedings, nor are there any other material proceedings known to us to be contemplated by any governmental authority.  Additionally, we are not aware of any material proceedings, pending or contemplated, in which any of our directors, officers or affiliates, or any principal security holder or any associate of any of the foregoing, is a party or has an interest adverse to us.

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

Date: May 16, 2011	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: May 16, 2011	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.