Form 10-Q
period 2011-06-30
FIRST CENTURY BANCORP.
filed 2011-08-15
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)	FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,120,623 shares of common stock, no par value per share, were issued and outstanding as of August 12, 2011.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2011	December 31,
	(Unaudited)	2010

Total Cash and Cash Equivalents	$8,106,715	$5,961,826

Investment Securities
Available for Sale, at Fair Value	13,084,354	5,204,594
Held to Maturity, at Cost (Fair Value of $8,125,548, and $11,580,363 as of June 30, 2011 and December 31, 2010, respectively)	7,635,273	10,800,469

Total Investment Securities	20,719,627	16,005,063

Other Investments	535,550	620,100

Loans Held for Sale	5,156,045	13,908,172

Loans	29,066,804	31,895,912
Allowance for Loan Losses	(471,915)	(478,039)

Loans, Net	28,594,889	31,417,873

Premises and Equipment	3,003,597	3,076,825

Other Real Estate	614,036	522,061

Other Assets	654,912	539,480

Total Assets	$67,385,371	$72,051,400

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,
	2011	December 31,
	(Unaudited)	2010

Deposits
Non-interest-Bearing	$4,759,627	$3,905,003
Interest-Bearing	53,701,394	58,757,378

Total Deposits	58,461,021	62,662,381

Borrowings	2,000,000	2,000,000

Other Liabilities	694,158	744,224

Total Liabilities	61,155,179	65,406,605

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; No Shares Issued and Outstanding; Liquidation Preference of $10 Per Share Plus Accumulated Undeclared Dividends;	—	—
Common Stock, No Par Value; 300,000,000 Shares Authorized; 8,121,293 Shares Issued at June 30, 2011 and December 31, 2010	17,034,726	17,030,466
Accumulated Deficit	(11,017,600)	(10,445,022)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive Income	214,071	60,356

Total Stockholders’ Equity	6,230,192	6,644,795

Total Liabilities and Stockholders’ Equity	$67,385,371	$72,051,400

The accompanying notes are an integral part of these consolidated balance sheets.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Interest Income
Loans, Including Fees	$460,008	$559,423	$958,133	$1,202,646
Investments	303,367	463,501	628,880	995,937
Interest Bearing Deposits	7,493	2,307	15,899	4,471

Total Interest Income	770,868	1,025,231	1,602,912	2,203,054

Interest Expense
Deposits	180,642	269,200	386,162	562,524
Borrowings	12,762	12,701	25,247	25,553
Total Interest Expense	193,404	281,901	411,409	588,077

Net Interest Income	577,464	743,330	1,191,503	1,614,977

Provision for Loan Losses	—	235,739	179,761	310,739

Net Interest Income After Provision for Loan Losses	577,464	507,591	1,011,742	1,304,238

Non-interest Income
Service Charges and Fees on Deposits	4,052	22,411	7,875	41,462
Gain on Investment Securities, net	—	112,273	—	145,602
Mortgage Banking Income	775,917	1,019,608	1,563,540	1,905,639
Other	8,835	35,108	20,785	45,782

Total Non-interest Income	788,804	1,189,400	1,592,200	2,138,485

Non-interest Expense
Salaries and Employee Benefits	824,975	907,851	1,642,665	1,830,063
Occupancy and Equipment	103,613	106,744	208,062	238,930
Professional Fees	93,949	99,407	179,408	179,026
Advertising and Marketing	98,981	62,002	182,138	113,333
Data Processing	245,443	172,682	476,532	341,052
Insurance, Tax, and Regulatory Assessments	65,944	99,065	149,161	170,478
Lending Related Expense	106,306	102,167	197,745	264,603
Other Non-interest Expense	67,405	88,397	140,809	164,293

Total Non-interest Expense	1,606,616	1,638,315	3,176,520	3,301,778

Income (Loss) Before Income Taxes	(240,348)	58,676	(572,578)	140,945
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(240,348)	$58,676	$(572,578)	$140,945

Basic Earnings (Losses) Per Share	$(0.03)	$.01	$(0.07)	$.03
Fully Diluted Earnings (Losses) Per Share	$(0.03)	$.01	$(0.07)	$.03

Weighted Average Shares Outstanding	8,120,623	5,253,206	8,120,623	5,126,716

The accompanying notes are an integral part of these consolidated statements of operations.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010

Net Income (Loss)	$(240,348)	$58,676	$(572,578)	$140,945

Other Comprehensive Income (Loss)
Unrealized Gains on Securities Available for Sale Arising During the period	166,122	297,400	153,715	329,729
Reclassification Adjustments for (gains) included in net income (loss)	—	(112,273)	—	(145,602)

Other comprehensive income (loss)	166,122	185,127	153,715	184,127

Comprehensive Income (Loss)	$(74,226)	$243,803	$(418,863)	$325,072

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011

							Accumulated
	Preferred Stock		Common Stock		Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2010	—	$—	8,121,293	$17,030,466	$(10,445,022)	$(1,005)	$60,356	$6,644,795

Stock Compensation Costs	—	—	—	4,260	—	—	—	4,260
Net Change in Unrealized Gains on Securities Available for Sale	—	—	—	—	—	—	153,715	153,715
Net Loss	—	—	—	—	(572,578)	—	—	(572,578)

Balance, June 30, 2011	—	$—	8,121,293	$17,034,726	$(11,017,600)	$(1,005)	$214,071	$6,230,192

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(572,578)	$140,945
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities
Depreciation	84,719	97,939
Amortization and Accretion	(216,646)	(421,631)
Provision for Loan Losses	179,761	310,739
Write-down of Other Real Estate	—	34,500
Loss on Sale of Other Assets	—	12,175
Loss on Sale of Premises and Equipment	1,581	—
Gains on Investment Securities	—	(145,602)
Stock Compensation Expense (Recovery)	4,260	(8,442)
Change In
Loans Held for Sale	8,752,127	126,304
Other Assets	(115,432)	(230,657)
Other Liabilities	(50,065)	40,815

Net Cash Provided (Used) by Operating Activities	8,067,726	(42,915)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(8,701,290)	(1,000,000)
Proceeds from Sales of Investment Securities Available for Sale	—	3,524,842
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	980,616	2,735,471
Proceeds from Sales of Investment Securities Held to Maturity	—	2,014,129
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	3,376,472	902,610
Net (Purchases) Sales of Other Investments	84,550	(75,800)
Net Change in Loans	2,551,248	3,003,800
Proceeds from Sale of Other Real Estate	—	62,356
Proceeds from Sale of Other Assets	—	24,107
Net Purchases of Premises and Equipment	(13,073)	(2,587)

Net Cash Provided (Used) by Investing Activities	(1,721,477)	11,188,928

Cash Flows from Financing Activities
Net Change in Deposits	(4,201,360)	(10,019,430)
Proceeds from the Issuance of Common Stock	—	977,749

Net Cash Used by Financing Activities	(4,201,360)	(9,041,681)

Net Increase in Cash and Cash Equivalents	2,144,889	2,104,332

Cash and Cash Equivalents, Beginning	5,961,826	2,531,126

Cash and Cash Equivalents, Ending	$8,106,715	$4,635,458

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$309,665	$513,060
Change in Unrealized Gains on Securities Available for Sale	$153,715	$184,127
Loans transferred to other real estate	$91,975	$—

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to stockholders on Form 10-K.  The financial statements as of June 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the quarter ended June 30, 2011 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the Board’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of ASU 2011-04 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption not permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-04 and does not expect it to have a material impact on the Company’s future consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income.  The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The Company does not expect it to have a material impact on the Company’s future consolidated financial statements.

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

NOTE 3 – STOCK COMPENSATION PLANS

The Company did not grant any options during the quarter ended June 30, 2011.

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

NOTE 5 – INVESTMENT SECURITIES

Investment securities as of June 30, 2011 and December 31, 2010 are summarized as follows.

	June 30, 2011
	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair Value
		Gains	Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$3,596,104	$8,792	$(13,229)	$3,591,667
Obligations of States and Political Subdivisions	878,880	1,161	(8,283)	871,758
Mortgage Backed Securities-GNMA	1,751,632	35,928	—	1,787,560
Mortgage Backed Securities-FNMA and FHLMC	4,327,996	61,269	(3,346)	4,385,919
Private Label Residential Mortgage Backed Securities	2,315,671	131,779	—	2,447,450

	$12,870,283	$238,929	$(24,858)	$13,084,354
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$582,945	$65,302	$—	$648,247
Private Label Commercial Mortgage Backed Securities	7,052,328	424,973	—	7,477,301

	$7,635,273	$490,275	$—	$8,125,548

	December 31, 2010
	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair Value
		Gains	Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$2,000,000	$—	$(82,562)	$1,917,438
Obligations of States and Political Subdivisions	332,455	—	(6,955)	325,500
Mortgage Backed Securities-GNMA	365,670	16,221	—	381,891
Mortgage Backed Securities-FNMA and FHLMC	457,571	6,312	(3,493)	460,390
Private Label Residential Mortgage Backed Securities	1,337,633	141,334	(12,879)	1,466,088
Private Label Commercial Mortgage Backed Securities	652,752	535	—	653,287

	$5,146,081	$164,402	$(105,889)	$5,204,594
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$766,732	$87,519	$—	$854,251
Private Label Commercial Mortgage Backed Securities	10,033,737	692,605	(230)	10,726,112

	$10,800,469	$780,124	$(230)	$11,580,363

Securities with a carrying value of $12,835,414 and $14,312,954 at June 30, 2011, and December 31, 2010, respectively, were pledged to institutions which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$1,986,771	$(13,229)	$—	$—	$1,986,771	$(13,229)
Obligations of States and Political Subdivisions	327,156	(8,283)	—	—	327,156	(8,283)
Mortgage Backed Securities-FNMA and FHLMC	—	—	193,978	(3,346)	193,978	(3,346)

	$2,313,927	$(21,512)	$193,978	$(3,346)	$2,507,905	$(24,858)

			December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$1,917,438	$(82,562)	$—	$—	$1,917,438	$(82,562)
Obligations of States and Political Subdivisions			325,500	(6,955)	325,500	(6,955)
Mortgage Backed Securities-FNMA and FHLMC	—	—	262,607	(3,493)	262,607	(3,493)
Private Label Residential Mortgage Backed Securities	—	—	196,830	(12,879)	196,830	(12,879)

	$1,917,438	$(82,562)	$784,937	$(23,327)	$2,702,375	$(105,889)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$327,692	$(230)	$—	$—	$327,692	$(230)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At June 30, 2011, 4 of the 18 debt securities available for sale contained unrealized losses with an aggregate depreciation of 0.98% from the Company’s amortized cost basis.

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

Obligations of U.S. Government Agencies.  The unrealized losses on two investments in obligations of U.S. Government agencies were caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Obligations of States and Political Subdivisions.  The unrealized loss on the one investment in obligations of states and political subdivisions was caused by interest rate increases.  The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011.

Mortgage-backed Securities - FNMA and FHLMC.  The unrealized loss on one investment in mortgage-backed securities was caused by interest rate increases.  The Company purchased investments at a discount relative to its face amount, and the contractual cash flows of this investment is guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost bases of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011.

Gross realized gains on securities totaled $0 and $228,899 for the six months ended June 30, 2011 and 2010, respectively.  Gross realized losses, including impairment losses, on securities totaled $0 and $83,297 for the six months ended June 30, 2011 and 2010, respectively.

Other investments on the consolidated balance sheets at June 30, 2011 and December 31, 2010 include restricted equity securities consisting of Federal Reserve Bank stock of $181,650 and $184,900, respectively, and Federal Home Loan Bank stock of $353,900 and $435,200, respectively. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average yield of investment securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S. Government Agencies
Less than 1 Year	$2,000,000	$1,995,854	2.38%	$—	$—	—
1 to 5 Years	1,596,104	1,595,813	2.31%	—	—	—
Obligations of States and Political Subdivisions
1 to 5 Years	335,439	327,156	8.71%	—	—	—
5 to 10 Years	543,441	544,602	4.23%	—	—	—
Mortgage Backed Securities
Less than 1 Year	197,324	193,978	4.92%	170,131	172,663	10.35%
1 to 5 Years	1,635,882	1,664,584	3.54%	7,215,345	7,651,874	10.32%
5 to 10 Years	6,357,790	6,547,642	4.04%	249,797	301,011	9.58%
Over 10 Years	204,303	214,725	2.39%	—	—	—
	$12,870,283	$13,084,354	3.63%	$7,635,273	$8,125,548	10.29%

NOTE 6 -  Loans and Allowance for Loan Losses

The composition of loans as of June 30, 2011 and December 31, 2010 are:

	June 30, 2011	December 31, 2010

Commercial and Financial	$2,636,873	$2,946,664

Commercial Real Estate -Owner Occupied	7,914,892	8,549,938
Commercial Real Estate -Other	1,350,018	1,933,797
Total Commercial Real Estate	9,264,910	10,483,735

1-4 Family Residential Construction	398,403	995,760
Other Construction, land development, and other land loans	3,528,538	4,165,571
Total Construction and Land	3,926,941	5,161,331

Farmland	1,135,148	1,172,500
Residential Real Estate	11,278,893	11,032,850
Multifamily Real Estate	232,716	236,213
All Other Real Estate	12,646,757	12,441,763

Consumer	580,700	838,343

Total Loans	29,056,181	31,871,836
Unamortized costs	10,623	24,076

Total Loans plus unamortized costs	$29,066,804	$31,895,912

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

Included in loans above are $7,301,093 and $8,659,611 of interest only loans at June 30, 2011 and December 31, 2010.  These loans present greater risk to the Company, especially considering the current decline in the real estate markets in and around the Metro Atlanta area.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of June 30, 2011 and December 31, 2010.

June 30, 2011	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Nonaccrual	Total

Commercial and Financial	$2,331,166	$11,165	$294,542	$—	$2,636,873
Commercial Real Estate -Owner Occupied	7,914,892	—	—	—	7,914,892
Commercial Real Estate -Other	1,350,018	—	—	—	1,350,018
Total Commercial Real Estate	9,264,910	—	—	—	9,264,910

1-4 Family Residential Construction	398,403	—	—	—	398,403
Other Construction, land development, and other land loans	3,124,288	—	—	404,250	3,528,538
Total Construction and Land	3,522,691	—	—	404,250	3,926,941

Farmland	741,088	—	—	394,060	1,135,148
Residential Real Estate	10,527,654	94,008	—	657,231	11,278,893
Multifamily Real Estate	232,716	—	—	—	232,716
All Other Real Estate	11,501,458	94,008	—	1,051,291	12,646,757

Consumer	539,702	26,349	5,996	8,653	580,700

Total Loans	$27,159,927	$131,522	$300,538	$1,464,194	$29,056,181

December 31, 2010	Current	Accruing 30-89 Days Past Due	Nonaccrual	Total

Commercial and Financial	$2,909,725	$36,939	$—	$2,946,664
Commercial Real Estate -Owner Occupied	8,549,938	—	—	8,549,938
Commercial Real Estate -Other	1,933,797	—	—	1,933,797
Total Commercial Real Estate	10,483,735	—	—	10,483,735

1-4 Family Residential Construction	918,952	76,808	—	995,760

Other Construction, land development, and other land loans	3,761,320	—	404,250	4,165,571
Total Construction and Land	4,680,272	76,808	404,250	5,161,331

Farmland	778,440	—	394,060	1,172,500
Residential Real Estate	10,176,610	162,167	694,072	11,032,849
Mulitfamily Real Estate	236,414	—	—	236,414
All Other Real Estate	11,191,464	162,167	1,088,132	12,441,763

Consumer	828,133	557	9,653	838,343

Total Loans	$30,093,329	$276,471	$1,502,035	$31,871,836

There were no loans past due 90 days and still accruing interest for the year ended December 31, 2010.

Nonaccrual loans as of June 30, 2011 and December 31, 2010 were $1,464,194 and $1,502,035, respectively.  Interest income on nonaccrual loans outstanding at June 30, 2011 and December 31, 2010 that would have been recorded if the loans had been current and performed in accordance with their original terms was $34,882 for the six months ended June 30, 2011 and $40,862 for the year ended December 31, 2010.

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

Special Mention - loans which have potential weaknesses that deserve management’s close attention. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

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

Loss - loans which are considered by management to be uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off is not warranted.

When a retail loan reaches 90 days past due, it is downgraded to substandard, and upon reaching 120 days past due, it is downgraded to loss and charged off.

The following is a summary of the loan portfolio credit exposure by risk grade as of June 30, 2011 and December 31, 2010.

June 30, 2011	Pass	Special Mention	Substandard	Total
Commercial and Financial	$2,634,694	$2,179	$—	$2,636,873

Commercial Real Estate -Owner Occupied	7,914,892	—	—	7,914,892
Commercial Real Estate -Other	1,287,908	62,110	—	1,350,018
Total Commercial Real Estate	9,202,800	62,110	—	9,264,910

1-4 Family Residential Construction	398,403	—	—	398,403

Other Construction, land development, and other land loans	2,311,401	43,687	1,173,450	3,528,538
Total Construction and Land	2,709,804	43,687	1,173,450	3,926,941

Farmland	741,088	—	394,060	1,135,148
Residential Real Estate	9,483,233	895,141	900,519	11,278,893
Multifamily Real Estate	232,716	—	—	232,716
All Other Real Estate	10,457,037	895,141	1,294,579	12,646,757

Consumer	476,864	—	103,836	580,700

Total Loans	$25,481,199	$1,003,117	$2,571,865	$29,056,181

December 31, 2010	Pass	Special Mention	Substandard	Total
Commercial and Financial	$2,875,652	$71,012	$—	$2,946,664

Commercial Real Estate -Owner Occupied	8,549,938	—	—	8,549,938
Commercial Real Estate -Other	1,869,881	63,916	—	1,933,797
Total Commercial Real Estate	10,419,819	63,916	—	10,483,735

1-4 Family Residential Construction	948,986	46,774	—	995,760

Other Construction, land development, and other land loans	3,761,321	—	404,250	4,165,571
Total Construction and Land	4,710,307	46,774	404,250	5,161,331

Farmland	778,440	—	394,060	1,172,500
Residential Real Estate	9,306,999	1,031,176	694,675	11,032,850
Multifamily Real Estate	236,413	—	—	236,413
All Other Real Estate	10,321,852	1,031,176	1,088,735	12,441,763

Consumer	812,853	5,492	19,998	838,343

Total Loans	$29,140,483	$1,218,370	$1,512,983	$31,871,836

Transactions in the allowance for loan losses are summarized for the six month periods ended June 30 as follows:

	2011	2010

Balance, Beginning	$478,039	$414,670
Provision Charged to Operating Expenses	179,761	310,739
Loans Charged Off	(193,748)	(183,011)
Loan Recoveries	7,863	2,696
Balance, Ending	$471,915	$545,094

The following table details the change in the allowance for loan losses from March 31, 2011 to June 30, 2011 by loan segment.

	Commercial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$40,803	$16,780	$144,572	$245,916	$21,343	$469,414

Charge-offs	—	—	—	—	(1,144)	(1,144)

Recoveries	—	—	—	—	3,645	3,645
Provision	—	—	—	—	—	—
Reallocation	1,669	(1,579)	(56,781)	42,230	14,461	—

Ending balance	$42,472	$15,201	$87,791	$288,146	$38,305	$471,915

The following table details the change in the allowance for loan losses from December 31, 2010 to June 30, 2011 by loan segment.

	Commercial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039

Charge-offs	—	—	—	(192,604)	(1,144)	(193,748)

Recoveries	—	—	—	—	7,863	7,863
Provision	(2,984)	(1,842)	(103,864)	283,990	4,461	179,761

Ending balance	$42,472	$15,201	$87,791	$288,146	$38,305	$471,915

Ending allowance attributable to loans individually evaluated for impairment	$—	$—	$—	$22,942	$20,000	$42,942

Loans

Ending balance	$2,636,873	$9,264,910	$3,926,941	$12,646,757	$580,700	$29,056,181

Loan balance: individually evaluated for impairment	$—	$—	$404,250	$1,051,292	$26,349	$1,481,891

The following is a summary of information pertaining to impaired loans.

Impaired Loans For the Period Ended June 30, 2011 and December 31, 2010

				Three months ended June 30, 2011		Six months ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income recognized	Average Recorded Investment	Interest Income recognized
2010
With no related allowance recorded:

Other Construction, land development, and other land loans	$404,250	$518,788	$—	$404,250	$—	$404,250	$—

Farmland	394,060	525,000	—	394,060	—	394,060	—

Residential Real Estate	531,689	555,065	—	571,188	—	601,306	—

Total	$1,330,000	$1,598,853	$—	$1,369,498	$—	$1,399,616	$—

With an allowance recorded:

Residential Real Estate	$125,542	$125,542	$22,942	$41,847	$—	$20,924	$—

Consumer	26,349	26,349	20,000	8,783	1,063	4,392	1,063

Total	$151,891	$151,891	$42,942	$50,630	$1,063	$25,316	$1,063

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income recognized
December 31, 2010

With no related allowance recorded:
Other Construction, land development, and other land loans	$404,250	$518,788	$—	$331,385	$—
Farmland	394,060	525,000	—	32,838	—
Residential Real Estate	694,675	759,052	—	639,968	10,070

Total	$1,492,985	$1,802,840	$—	$1,004,191	$10,070

Impaired loans include loans modified in a troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

For the periods ended June 30, 2011 and December 31, 2010, troubled debt restructurings were $596,000 and $132,000.  At June 30, 2011 and December 31, 2010, the Company had $596,000 and $0, respectively, that were modified in troubled debt restructurings and impaired.  The Company had troubled debt restructurings that were performing in accordance with their modified terms of $0 and $132,000 at June 30, 2011 and December 31, 2010.  In years subsequent to a modification, loans that are performing in accordance with their modified terms are not reported as impaired loans.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax assets as of June 30, 2011 and December 31, 2010 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of June 30, 2011 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

Total Capital to Risk-Weighted Assets	$6,222	16.83%	$2,958	8.00%	$3,698	10.00%
Tier I Capital to Risk-Weighted Assets	5,760	15.58	1,479	4.00	2,219	6.00
Tier I Capital to Average Assets	5,760	8.38	2,749	4.00	3,436	5.00

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

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30 2011 and December 31, 2010 are presented hereafter:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$8,107	$8,107	$5,962	$5,962
Investment Securities Available for Sale	13,084	13,084	5,205	5,205
Investment Securities Held to Maturity	7,635	8,126	10,800	11,580
Other Investments	536	536	620	620
Loans Held for Sale	5,156	5,156	13,908	13,908
Loans, Net	28,595	28,680	31,418	31,664
Accrued Interest Receivable	208	208	221	221

Liabilities
Deposits	58,461	58,614	62,662	62,582
Borrowings	2,000	2,068	2,000	2,077
Accrued Interest Payable	302	302	200	200

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011and December 31, 2010

		Fair Value Measurements at June 30, 2011 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$13,084,354	$—	$13,084,354	—
Loans Held for Sale	5,156,045	—	5,156,045	—

		Fair Value Measurements at December 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$5,204,594	—	$5,204,594	—
Loans Held for Sale	13,908,172	—	13,908,172	—

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of June 30, 2011 and December 31, 2010

	Fair Value Measurements at June 30, 2011 Using			Total Gains (Losses)
	Level 1	Level 2	Level 3

Impaired Loans	—	—	$196,678	$(52,203)
Other Real Estate	—	—	—	—

	Fair Value Measurements at December 31, 2010 Using			Total Gains (Losses)
	Level 1	Level 2	Level 3

Impaired Loans	—	—	$1,284,851	$(309,855)
Other Real Estate	—	—	522,061	(67,512)

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

●      the effects of the current global economic crisis, including, without limitation, the recent downgrade in the U.S. credit rating and the recent and dramatic deterioration of real estate values and credit and liquidity markets, as well as the Federal Reserve Board’s actions with respect to interest rates, may lead to a further deterioration in credit quality, thereby requiring increases in our provision for loan losses, or a reduced demand for credit, which would reduce earning assets;

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

●      our ability to sell residential mortgage loans that we originate;

●      our required repurchase of residential mortgage loans we have sold or indemnity of institutional loan purchasers;

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

The following discussion describes our results of operations for the three and six months ended June 30, 2011 as compared to the same periods in 2010 and also analyzes our financial condition at June 30, 2011 compared to December 31, 2010.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the “Provision and Allowance for Loan Losses” section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  Specifically, our mortgage division is a substantial source of this non-interest income. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

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

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.  Mortgage banking income, the largest component of non-interest income was approximately 56% of our total revenues (net interest income plus non-interest income) for the period ended June 30, 2011 as compared to 51% of our total revenues for the same period in 2010. Results from operations was a net loss of $240,348 for the second quarter 2011 compared to net income of $58,676 for the same period in 2010.  Net loss for the six months ended June 30, 2011 was $572,578 compared to net income of $140,945 for the same period in 2010.  Earnings were negatively effected by decreased fee income from the mortgage division for the comparable periods due to decreased production volume which is discussed in further detail in the discussion of non-interest income below.  Another factor that has contributed to the decreased earnings was decreased interest income from investment securities which is described in further detail in the following discussion of net interest income.

Net Interest Income

Net interest income is the difference between the interest income received on earning assets (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  For the quarter ended June 30, 2011 and 2010, net interest income totaled $577,000 and $743,000, respectively.  For the six months ended June 30, 2011 and 2010, net interest income totaled $1,192,000 and $1,615,000, respectively.

Interest income from loans, including fees, was $958,000 and $1,203,000 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $245,000.  The loan yield increased to 5.92% in 2011 from 5.84% for the six months ended June 30, 2011, and 2010, respectively. The yield on loans held for sale decreased to 4.20% for the six months ended June 30, 2011 from 4.67% for the same period in 2010 due to declining mortgage interest rates in late 2010 and early 2011.  Interest income from investment securities was $629,000 and $996,000 for the six months ended June 30, 2011 and 2010, respectively, which represented a lower yield of 6.40% in 2011, compared to the 9.20% yield earned in 2010. Management redirected cash resources to higher yielding investment securities in late 2008 and early 2009 taking advantage of market dislocations that occurred during that time period. These investments had an average life of approximately two years and are paying down as expected resulting in less interest income.

Interest expense totaled $411,000 for the six months ended June 30, 2011, compared to $588,000 for the comparable period in 2010.  The rate on interest-bearing liabilities decreased 49 basis points to 1.41% for the six months ended June 30 2011, compared to 1.90% for the comparable period in 2010.  The net interest margin realized on earning assets and the interest rate spread were 3.67% and 3.53%, respectively, for the six months ended June 30, 2011, compared to 4.83% and 4.69%, respectively, for the comparable period in 2010.

The Bank’s net interest margin has been supported by a strategy of lowering our cost of funding through growth of low cost core deposits. Since June 30, 2010, core deposits have grown approximately $2.1 million, or 8%. The Bank has been successful implementing this strategy, lowering our cost of funds by 5 basis points for the six month period ended June 30, 2011 over the comparable period in 2010.

Average Balances and Interest Rates

           The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for the six months ended June 30, 2011 and 2010 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	(Amounts presented in thousands)

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loans held for sale and loan fees)	$32,647	$958	5.92%	$41,533	$1,203	5.84%
Investment securities and other investments	19,831	629	6.40%	21,839	996	9.20%
Interest bearing deposits	12,986	16	0.25%	4,102	4	0.22%
Total interest earning assets	65,464	1,603	4.94%	67,474	2,203	6.58%

Other non-interest earnings assets	5,366			3,271

Total assets	$70,830			$70,745

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,688	$30	0.91%	$7,060	$21	0.61%
Savings and money market	17,509	103	1.18%	13,026	115	1.78%
Time	32,737	253	1.56%	40,211	426	2.14%
Borrowings	2,000	25	2.55%	2,200	26	2.34%
Total interest-bearing liabilities	58,934	411	1.41%	62,497	588	1.90%
Other non-interest bearing liabilities	5,683			3,629
Stockholders’ equity	6,213			4,619

Total liabilities and stockholders’ equity	$70,830			$70,745

Excess of interest-earning assets over interest-bearing liabilities	$6,530			$4,977

Ratio of interest-earning assets to interest-bearing liabilities	111%			108%

Net interest income		$1,192			$1,615

Net interest spread			3.53%			4.69%

Net interest margin			3.67%			4.83%

           Non-accrual loans are excluded from average loan balances and totaled $1,451,000 and $282,000 for the six months ended June 30, 2011 and 2010, respectively.

Non-interest Income and Expense

Non-interest income includes service charges on deposit accounts, customer service fees, mortgage banking income and investment security gains (losses).  Revenue from the mortgage banking is primarily non-interest income consisting of fees, and gains on loan sales.  Interest income on mortgage banking loan is also earned from the time the loans are closed to the time they are sold, which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals. Because fees from the origination of loans, which make up a majority of our non-interest income, often reflect market conditions, our non-interest income may tend to have more fluctuations on a period to period basis than does net interest income.

For the quarter ended June 30, 2011, non-interest income was $789,000 compared to $1,189,000 for the comparable period in 2010, a decrease of $400,000, or 34%. For the six months ended June 30, 2011, non-interest income was $1,592,000 compared to $2,138,000 for the comparable period in 2010, a decrease of $546,000, or 26%.   The decrease in non-interest income was primarily due to a decrease in mortgage banking income, due to a slowdown in production in the mortgage divisions following a refinance wave in 2010.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $51.9 million in mortgage loans during the first six months of 2011, a decrease of $28.9 million, or 36%, from the same period a year ago.   Net gains on sales of securities were $0 and $145,602 for the six months ended June 30, 2011 and 2010, respectively.

Total non-interest expense for the quarter ended June 30, 2011 was $1,607,000 compared to $1,638,000 for the quarter ended June 30, 2010, a decrease of $31,000, or 2%.  For the six months ended June 30, 2011, non-interest expense was $3,177,000 as compared to $3,302,000 for the six months ended June 30, 2010, a decrease of $125,000, or 4%.

Salaries and benefits, the largest component of non-interest expense, were $825,000 for the three months ended June 30, 2011, as compared to $908,000 for the three months ended June 30, 2010, a decrease of $83,000, or 9%.  For the six months ended June 30, 2011, salaries and benefits were $1,643,000, as compared to $1,830,000 for the six months ended June 30, 2010, a decrease of $187,000, or 10%.  The decrease in salaries and benefits is primarily attributable to the decrease in variable pay based on mortgage production and two loan production office closures in the first half of 2010.

Total occupancy and equipment expenses for the three months ended June 30, 2011, were $104,000 as compared to $107,000 for the three months ended June 30, 2010, a decrease of $3,000, or 3%.  For the six months ended June 30, 2011, occupancy and equipment expenses were $208,000, as compared to $239,000 for the six months ended June 30, 2010, a decrease of $31,000, or 13%.  The decrease in expense is primarily attributable to the closure of the loan production offices in of the first half of 2010.

Professional fees for the three months ended June 30, 2011, were $94,000 compared to $99,000 for the three months ended June 30, 2010, a decrease of $5,000, or 5%.  For the six months ended June 30, 2011 and June 30, 2010, professional fees remained constant at $179,000.

Marketing expenses for the three months ended June 30, 2011, were $99,000 compared to $62,000 for the three months ended June 30, 2010, an increase of $37,000, or 60%.  For the six months ended June 30, 2011, marketing expenses were $182,000, as compared to $113,000 for the six months ended June 30, 2010, an increase of $69,000, or 61%.  As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of Century Point’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  In 2011, marketing expenses of $66,000 were directed to the Mortgage Call Center primarily in the form of direct mail.  As the mortgage divisions are evolving and maturing, the marketing budget is being analyzed and directed to the most successful techniques.

Data processing expense for the quarter ended June 30, 2011, was $245,000, compared to $173,000 for the quarter ended June 30, 2010, an increase of $72,000, or 42%.  Data processing expense for the six months ended June 30, 2011, was $477,000, compared to $341,000 for the six months ended June 30, 2010, an increase of $136,000, or 40%.  Fees for core data processing were $110,000 and $120,000 for the six month periods ended June 30, 2011 and 2010, respectively.  Fees paid for management and advisory services under a master services agreement with First Covenant Bank were $303,000 and $166,000 for the six month periods ended June 30, 2011 and 2010, respectively,  The fees for core processing have a base component which is adjusted quarterly based on asset size and a variable component based on transactional activity.  Management and advisory services are adjusted quarterly based on asset size and additional contracted services.  Additional management services were retained for the mortgage division as it grew in 2010.

Insurance, taxes, and regulatory assessment expenses totaled $66,000 for the three months ended June 30, 2011 compared to $99,000 for the three months ended June 30, 2010, a decrease of $33,000, or 33%.  For the six months ended June 30, 2011, insurance, taxes, and regulatory assessment expenses were $149,000, as compared to $170,000 for the six months ended June 30, 2010, a decrease of $21,000, or 13%.  Our FDIC assessment decreased $26,000 due to the new assessment calculation and rates effective for the second quarter 2011, the OCC assessment decreased $11,000, and business occupation tax increased $15,000 over the same period in 2010.

Lending related expenses were $106,000 for the three months ended June 30, 2011 compared to $102,000 for the three months ended June 30, 2010, an increase of $4,000, or 4%.  For the six months ended June 30, 2011, lending related expenses were $198,000, as compared to $265,000 for the six months ended June 30, 2010, a decrease of $67,000, or 25%. The decrease is primarily related to the reduced volume of appraisals and other loan origination expenses generated by the mortgage divisions.  As production varies, so do these types of variable expenses.

Other non-interest expenses were $67,000 for the three months ended June 30, 2011 compared to $88,000 for the three months ended June 30, 2010, a decrease of $21,000, or 24%.   For the six months ended June 30, 2011, other non-interest expenses were $141,000, as compared to $164,000 for the six months ended June 30, 2010, a decrease of $23,000, or 14%. The decrease in expense is primarily attributable to the closure of the loan production offices in of the first half of 2010.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  One method to measure interest rate sensitivity is through a repricing gap.  The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame.  Gap analysis is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, gap analysis as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At June 30, 2011, the Bank, as measured by such gap analysis, is in a liability sensitive position within one year.

We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk.  For short-term interest rate risk, the Bank’s model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income.  The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings.  This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends.  Our most recent data shows that the Bank’s net interest income would increase $27,000 on an annual basis if rates increased 100 basis points, and would increase $2,000 on an annual basis if rates decreased 100 basis points.  Certain shortcomings are inherent in the method of analysis presented in the foregoing paragraphs.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above.  In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operations that management believes is necessary to maintain the allowance for loan losses at an appropriate level.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries are credited to the allowance.  The provision charged to expense was $180,000 for the six months ended June 30, 2011, as compared to the $311,000 that was charged against earnings in the comparable period in 2010.  Through the normal course of internal loan review, impairment of $152,440 was determined to exist on three mortgage loans that had been placed on nonaccrual status at the end of 2010.  The impaired amounts were charged off and a related provision recorded.  The allowance for loan losses was $472,000, or 1.62%, of gross loans at June 30, 2011, compared to $478,000, or 1.50%, of gross loans at December 31, 2010. Management believes the allowance for loan losses was appropriate at June 30, 2011 and December 31, 2010 based on the requirements of US GAAP.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below:

	June 30, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$42,472	9%	$45,456	10%
Commercial Real Estate	15,201	3%	17,043	3%
Construction and Land	87,791	19%	191,655	40%
All Other Real Estate	288,146	61%	196,760	41%
Consumer	38,305	8%	27,125	6%
	$471,915	100%	$478,039	100%

           The following table presents a summary of changes in the allowance for loan losses for the three and six month periods ended June 30, 2011 and  2010 (dollar amounts are presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance beginning of period	$469	$488	$478	$415
Provision for loan losses	—	236	180	311
Loan Charge-Offs:
Commercial	—	—	—	—
Construction and Land	—	(180)	—	(180)
All Other Real Estate	—	—	(193)	—
Consumer	(1)	—	(1)	(3)
Total Charge-offs	(1)	(180)	(194)	(183)

Loan Recoveries:
Consumer	4	1	8	3
Total Recoveries	4	1	8	3
Net (Charge-offs) Recoveries	3	(179)	(186)	(180)

Balance end of period	$472	$545	$472	$545

Total loans at end of period	$29,067	$33,446	$29,067	$33,446

Average loans outstanding	$29,579	$35,221	$30,491	$35,980
As a percentage of average loans:
Net loans (charged-off) recovered	0.01%	(0.51)%	(0.61)%	(0.50)%
Provision for loan losses	0.00%	0.67%	0.59%	0.86%
Allowance for loan losses as a percentage of:
Gross loans	1.62%	1.63%	1.62%	1.63%

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

The risk ratings are based on the borrowers’ credit risk profile considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 5 through 8 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss, and rating 9 indicates a classification of impaired substandard loan subject to specific reserve analysis. Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from loan committees depending on the size and type of credit. Ratings are revaluated in connection with the credit review process. For larger credits, ratings are re-evaluated no less frequently than annually and more frequently when there is an indication of potential deterioration of a specific credit relationship. Additionally, an independent loan review function evaluates the bank’s risk rating process on an on-going basis. Expected loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers certain qualitative factors as determined by loan type and risk rating.

The qualitative factors consider, among others, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio.  The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and updated as necessary

The following is a summary of risk elements in the balance sheets at June 30, 2011 and at December 31, 2010:

	June 30, 2011	December 31, 2010

Loans on Nonaccrual	$1,464,194	$1,502,035
Loans Past Due 90 Days and Still Accruing	300,538	—
Other Real Estate Owned and Repossessions	614,036	522,061

Total Nonperforming Assets	$2,378,768	$2,024,096

Total Nonperforming Assets as a Percentage of Total Assets	3.53%	2.81%

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally, loans are placed on non-accrual status when principal or interest payments are past due for more than 90 days.  Exceptions are allowed for loans past due greater than 90 days when such loans are well secured and in process of collection.  Interest income that would have been reported on the non-accrual loans was approximately $34,882 for the six months ended June 30, 2011 and $40,862 for the twelve months ended December 31, 2010.

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

Financial Condition

Total assets decreased $4,666,000, or 6% from $72,051,000 at December 31, 2010 to $67,385,000 at June 30, 2011.  Total investment securities increased $4,715,000, or 29%, from $16,005,000 at December 31, 2010 to $20,720,000 at June 30, 2011. Loans held for sale decreased $8,752,000, or 63% from $13,908,000 at December 31, 2010 to $5,156,000 at June 30, 2011 due to a decrease in production caused by the end of a refinance wave in the early 2011.   Gross loans decreased by $2,829,000, or 9%, from December 31, 2010 to June 30, 2011.  Total deposits decreased by $4,201,000, or 7%, from December 31, 2010 to June 30, 2011.  Total stockholders’ equity decreased $415,000 from $6,645,000 at December 31, 2010 to $6,230,000 at June 30, 2011.

Loans

Gross loans totaled approximately $29,067,000 at June 30, 2011, a decrease of $2,829,000, or 9%, from $31,896,000 at December 31, 2010 due to loan payoffs.  Loan balances have declined due to the lack of quality lending opportunities resulting from the extended economic malaise in the local market and Georgia.  Balances within the major loans receivable categories as of June 30, 2011 and December 31, 2010 are as follows (amounts presented in thousands).

	June 30, 2011		December 31, 2010

Commercial	$2,637	9%	$2,947	9%
Commercial Real Estate	9,265	32%	10,484	33%
Construction and Land	3,927	14%	5,161	16%
All Other Real Estate	12,647	43%	12,442	39%
Consumer	581	2%	838	3%
Unamortized costs	10	—	24	—
Total	$29,067	100%	$31,896	100%

Deposits

            Total deposits totaled approximately $58,461,000 at of June 30, 2011, a decrease of $4,201,000, or 7%, from $62,662,000 at December 31, 2010.  In an effort to reduce our cost of funds, we are reducing our reliance on higher cost time deposits as we continue to grow lower cost core transactional based deposits. Balances within the major deposit categories as of June 30, 2011 and December 31, 2010 are as follows (amounts presented in thousands):

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$4,760	N/A	$3,905	N/A
Interest-bearing demand deposits	6,309	0.91%	8,506	0.65%
MMDA and Savings deposits	16,046	1.18%	15,926	1.78%
Time deposits less than $100,000	13,722	1.80%	15,459	2.44%
Time deposits $100,000 and over	17,624	1.32%	18,866	1.29%

	$58,461		$62,662

Capital Resources

Total stockholders’ equity was $6,230,000 at June 30, 2011 compared to $6,645,000 at December 31, 2010.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at June 30, 2011:

Tier 1 Capital (to risk-weighted assets)	15.58%
Total Capital (to risk-weighted assets)	16.83%
Tier 1 Capital (to total average assets)	8.38%

The Bank was considered “well capitalized” at June 30, 2011.

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

As of June 30, 2011 the Bank has $8,106,715 in cash and cash equivalents as well as $13,084,354 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with a correspondent bank for short-term unsecured advances of up to $1,000,000.  At June 30, 2011 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of June 30, 2011, the Bank had advances outstanding of $2,000,000.   The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of June 30, 2011, the Bank had no advances outstanding.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2011:

Commitments to extend credit	$1,349,000
Stand-by letters of credit	$550,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 15, 2011	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: August 15, 2011	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document