Form 10-Q
period 2011-09-30
FIRST CENTURY BANCORP.
filed 2011-11-14
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,120,623 shares of common stock, no par value per share, were issued and outstanding as of November 14, 2011.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,
	2011	December 31,
	(Unaudited)	2010

Total Cash and Cash Equivalents	$2,329,696	$5,961,826

Investment Securities
Available for Sale, at Fair Value	13,811,704	5,204,594
Held to Maturity, at Cost (Fair Value of $5,081,899, and $11,580,363 as of September 30, 2011 and December 31, 2010, respectively)	4,779,652	10,800,469

Total Investment Securities	18,591,356	16,005,063

Other Investments	515,750	620,100

Loans Held for Sale	12,738,233	13,908,172

Loans	27,859,000	31,895,912
Allowance for Loan Losses	(448,064)	(478,039)

Loans, Net	27,410,936	31,417,873

Premises and Equipment	3,031,723	3,076,825

Other Real Estate	806,886	522,061

Other Assets	912,692	539,480

Total Assets	$66,337,272	$72,051,400

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,
	2011	December 31,
	(Unaudited)	2010

Deposits
Non-interest-Bearing	$4,043,753	$3,905,003
Interest-Bearing	50,055,719	58,757,378

Total Deposits	54,099,472	62,662,381

Borrowings	5,000,000	2,000,000

Other Liabilities	652,731	744,224

Total Liabilities	59,752,203	65,406,605

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; No Shares Issued and Outstanding; Liquidation Preference of $10 Per Share Plus Accumulated Undeclared Dividends;	—	—
Common Stock, No Par Value; 300,000,000 Shares Authorized; 8,121,293 Shares Issued at September 30, 2011 and December 31, 2010	17,036,976	17,030,466
Accumulated Deficit	(10,963,220)	(10,445,022)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive Income	512,318	60,356

Total Stockholders’ Equity	6,585,069	6,644,795

Total Liabilities and Stockholders’ Equity	$66,337,272	$72,051,400

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Interest Income
Loans, Including Fees	$482,628	$646,838	$1,440,761	$1,849,485
Investments	281,932	372,731	910,812	1,368,668
Interest Bearing Deposits	4,083	3,230	19,982	7,700

Total Interest Income	768,643	1,022,799	2,371,555	3,225,853

Interest Expense
Deposits	153,597	245,217	539,759	807,741
Borrowings	12,973	14,510	38,220	40,063
Total Interest Expense	166,570	259,727	577,979	847,804

Net Interest Income	602,073	763,072	1,793,576	2,378,049

Provision for Loan Losses	—	127,880	179,761	438,619

Net Interest Income After Provision for Loan Losses	602,073	635,192	1,613,815	1,939,430

Non-interest Income
Service Charges and Fees on Deposits	3,584	14,906	11,459	56,368
Gain on Investment Securities, net	56,842	—	56,842	145,602
Mortgage Banking Income	1,073,550	1,511,062	2,637,090	3,416,702
Other	6,177	4,621	26,962	50,403

Total Non-interest Income	1,140,153	1,530,589	2,732,353	3,669,075

Non-interest Expense
Salaries and Employee Benefits	855,416	1,046,492	2,498,081	2,876,554
Occupancy and Equipment	114,449	107,229	322,511	346,160
Professional Fees	82,486	98,724	261,894	277,749
Advertising and Marketing	109,701	60,381	291,839	173,714
Data Processing	258,477	173,265	735,009	514,316
Insurance, Tax, and Regulatory Assessments	37,276	83,038	186,437	253,517
Lending Related Expense	144,255	159,660	342,000	424,263
Other Non-interest Expense	85,786	86,171	226,595	250,466

Total Non-interest Expense	1,687,846	1,814,960	4,864,366	5,116,739

Income (Loss) Before Income Taxes	54,380	350,821	(518,198)	491,766
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$54,380	$350,821	$(518,198)	$491,766

Basic Earnings (Losses) Per Share	$0.01	$0.04	$(0.06)	$.08
Fully Diluted Earnings (Losses) Per Share	$0.01	$0.04	$(0.06)	$.08

Weighted Average Shares Outstanding	8,120,623	8,039,734	8,120,623	6,107,948

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

Net Income (Loss)	$54,380	$350,821	$(518,198)	$491,766

Other Comprehensive Income
Unrealized Gains on Securities Available for Sale Arising During the period	355,089	154,393	508,804	484,122
Reclassification Adjustments for gains included in net income (loss)	(56,842)	—	(56,842)	(145,602)

Other comprehensive income	298,247	154,393	451,962	338,520

Comprehensive Income (Loss)	$352,627	$505,214	$(66,236)	$830,286

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

							Accumulated
	Preferred Stock		Common Stock		Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2010	—	$—	8,121,293	$17,030,466	$(10,445,022)	$(1,005)	$60,356	$6,644,795

Stock Compensation Costs	—	—	—	6,510	—	—	—	6,510
Net Change in Unrealized Gains on Securities Available for Sale	—	—	—	—	—	—	451,962	451,962
Net Loss	—	—	—	—	(518,198)	—	—	(518,198)

Balance, September 30, 2011	—	$—	8,121,293	$17,036,976	$(10,963,220)	$(1,005)	$512,318	$6,585,069

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(518,198)	$491,766
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities
Depreciation	125,568	143,587
Amortization and Accretion	(286,074)	(586,986)
Provision for Loan Losses	179,761	438,619
Write-down of Other Real Estate	—	34,644
Loss on Sale of Other Assets	—	10,544
Loss on Sale of Premises and Equipment	1,581	—
Gains on Investment Securities	(56,842)	(145,602)
Stock Compensation Expense	6,510	408
Change In
Loans Held for Sale	1,169,939	(8,047,860)
Other Assets	(373,212)	(212,815)
Other Liabilities	(91,493)	82,796

Net Cash Provided (Used) by Operating Activities	157,540	(7,790,899)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(11,131,392)	(1,000,000)
Proceeds from Sales of Investment Securities Available for Sale	—	3,524,842
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	2,977,690	2,148,056
Proceeds from Sales of Investment Securities Held to Maturity	579,712	2,014,129
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	5,782,575	3,488,866
Net (Purchases) Sales of Other Investments	104,350	(152,600)
Net Change in Loans	3,542,351	2,081,629
Proceeds from Sale of Other Real Estate	—	62,356
Proceeds from Sale of Other Assets	—	24,107
Net (Purchases) Disposals of Premises and Equipment	(82,047)	10,206

Net Cash Provided by Investing Activities	1,773,239	12,201,591

Cash Flows from Financing Activities
Net Change in Deposits	(8,562,909)	(8,000,463)
Proceeds from Borrowings	3,000,000	3,500,000
Proceeds from the Issuance of Common Stock	—	1,261,706
Payments of Stock Issuance Costs	—	(18,670)

Net Cash Used by Financing Activities	(5,562,909)	(3,257,427)

Net Increase in Cash and Cash Equivalents	(3,632,130)	1,153,265

Cash and Cash Equivalents, Beginning	5,961,826	2,531,126

Cash and Cash Equivalents, Ending	$2,329,696	$3,684,391

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$465,223	$834,223
Change in Unrealized Gains on Securities Available for Sale	$451,962	$338,520
Loans transferred to other real estate	$284,825	$—
Preferred stock exchanged for Common Stock	$—	$830,349

The accompanying notes are an integral part of these consolidated statements

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to stockholders on Form 10-K.  The financial statements as of September 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the periods ended September 30, 2011 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 allows an entity first to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount (that is, a likelihood of more than 50 percent). This amends the existing guidance, which required entities to perform step one of the test, at least annually, by calculating and comparing the fair value of a reporting unit to its carrying amount. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. Since the Company has no goodwill balance, ASU No. 2011-08 will not currently have an impact on the Company’s financial position, results of operation, or disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan  (“ASU No. 2011-09”). ASU No. 2011-09 is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan and, therefore help financial statement users better understand the financial health of all significant plans in which the employer participates. It is effective for public entities for fiscal years ending after December 15, 2011, with a one year deferral for non-public entities. The Company does not participate in a multiemployer plan, so this revised standard does not apply to the Company.

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

NOTE 3 – STOCK COMPENSATION PLANS

The Company did not grant any options during the quarter ended September 30, 2011.

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

NOTE 5 – INVESTMENT SECURITIES

The composition of the investment securities portfolio reflects First Century’s investment strategy for maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and to provide collateral for borrowings and public unit deposits.

At September 30, 2011, the Company’s investment portfolio primarily consisted of AAA-rated U.S. Government agency and non-agency mortgage-backed securities, U.S. Government agency securities and municipal securities.

In late 2008 and early 2009 with very few lending opportunities and the lack of any loan demand, the bank made a strategic decision to invest in AAA-rated commercial mortgage-backed securities due to inefficiencies that occurred within that market.  The decision was to invest in intermediate-duration, high quality securities that would paydown over 18 to 48 months, providing cash flow for lending at a later date and providing for earnings stabalization immediately.  Using very specific underwriting guidelines, securities were selected based upon the year of issuance, experience and quality of the issuer, geographic concentrations, property type concentrations and seniority of the securitiy within the investment structure. The decision was made to maintain this portfolio as a held-to-maturity portfolio given the company’s intent and ability to hold these securities until maturity.

First Century continually monitors and analyzes these securities to ensure they maintain their intended performance characteristics.  Should circumstances change, the Company will review the circumstances and determine the appropriateness of maintaining the securities as held-to-maturity according the ASC 320-10-35.

Investment securities as of September 30, 2011 and December 31, 2010 are summarized as follows.

	September 30, 2011
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$2,000,000	$2,236	$—	$2,002,236
Obligations of States and Political Subdivisions	879,255	27,778	(10,397)	896,636
Mortgage Backed Securities-GNMA	1,695,368	56,576	—	1,751,944
Mortgage Backed Securities-FNMA and FHLMC	4,045,907	209,704	(2,403)	4,253,208
Private Label Residential Mortgage Backed Securities	2,248,782	165,350	(815)	2,413,317
Corporate Debt Securities	2,430,074	74,663	(10,374)	2,494,363
	$13,299,386	$536,307	$(23,989)	$13,811,704
Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$4,779,652	$302,247	$—	$5,081,899

	December 31, 2010
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies	$2,000,000	$—	$(82,562)	$1,917,438
Obligations of States and Political Subdivisions	332,455	—	(6,955)	325,500
Mortgage Backed Securities-GNMA	365,670	16,221	—	381,891
Mortgage Backed Securities-FNMA and FHLMC	457,571	6,312	(3,493)	460,390
Private Label Residential Mortgage Backed Securities	1,337,633	141,334	(12,879)	1,466,088
Private Label Commercial Mortgage Backed Securities	652,752	535	—	653,287
	$5,146,081	$164,402	$(105,889)	$5,204,594
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$766,732	$87,519	$—	$854,251
Private Label Commercial Mortgage Backed Securities	10,033,737	692,605	(230)	10,726,112
	$10,800,469	$780,124	$(230)	$11,580,363

Securities with a carrying value of $13,215,397 and $14,312,954 at September 30, 2011, and December 31, 2010, respectively, were pledged to institutions which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$326,603	$(10,397)	$—	$—	$326,603	$(10,397)
Mortgage Backed Securities-FNMA and FHLMC	—	—	121,695	(2,403)	121,695	(2,403)
Private Label Residential Mortgage Backed Securities	171,948	(815)	—	—	171,948	(815)
Corporate Debt Securities	594,126	(10,374)	—	—	594,126	(10,374)

	$1,092,677	$(21,586)	$121,695	$(2,403)	$1,214,372	$(23,989)

			December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$1,917,438	$(82,562)	$—	$—	$1,917,438	$(82,562)
Obligations of States and Political Subdivisions	—	—	325,500	(6,955)	325,500	(6,955)
Mortgage Backed Securities-FNMA and FHLMC	—	—	262,607	(3,493)	262,607	(3,493)
Private Label Residential Mortgage Backed Securities	—	—	196,830	(12,879)	196,830	(12,879)

	$1,917,438	$(82,562)	$784,937	$(23,327)	$2,702,375	$(105,889)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$327,692	$(230)	$—	$—	$327,692	$(230)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At September 30, 2011, 4 of the 19 debt securities available for sale contained unrealized losses with an aggregate depreciation of 1.94% from the Company’s amortized cost basis.

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

Obligations of U.S. Government Agencies.  The unrealized loss on one investment in obligations of U.S. Government agencies was caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Obligations of States and Political Subdivisions.  The unrealized loss on the one investment in obligations of states and political subdivisions was caused by interest rate increases.  The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011.

Mortgage-backed Securities - FNMA and FHLMC.  The unrealized loss on one investment in mortgage-backed securities was caused by interest rate increases.  The Company purchased investments at a discount relative to its face amount, and the contractual cash flows of this investment is guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost bases of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011.

Corporate Debt Securities.  The Company’s unrealized loss on investment in one corporate bond relates to an investment in a company within the financial services sector.  The unrealized loss is primarily caused by interest rate increases.  The contractual terms of this investment does not permit the Company to settle the security at a price less than the par value of the investments.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider this investment to be other-than-temporarily impaired at September 30, 2011.

Gross realized gains on securities totaled $56,842 and $228,899 for the nine months ended September 30, 2011 and 2010, respectively.  Gross realized losses, including impairment losses, on securities totaled $0 and $83,297 for the nine months ended September 30, 2011 and 2010, respectively.

One investment security with a carrying value of $526,503 and categorized as held to maturity was sold during the third quarter 2011. This security was sold because it experienced significant credit deterioration and was downgraded by nationally recognized rating agencies.  Since this security was purchased at a substantial discount during the market disruption that occurred in late 2008 and early 2009, it was sold for a gain of $53,210.  Upon review of ASC 320-10-35, the Company determined that pursuant to ASC 320-10-25-6, the held to maturity security that was sold had evidence of a significant deterioration in the issuer’s creditworthiness based on the downgrade of the security by a nationally recognized rating agency.  This is not inconsistent with the Company’s original decision and intent to hold this security in held-to-maturity status.  The Company has the intent and ability to hold the remaining securities in this portfolio to maturity.

Other investments on the consolidated balance sheets at September 30, 2011 and December 31, 2010 include restricted equity securities consisting of Federal Reserve Bank stock of $179,250 and $184,900, respectively, and Federal Home Loan Bank stock of $336,500 and $435,200, respectively. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average yield of investment securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of U.S. Government Agencies
Less than 1 Year	$2,000,000	$2,002,236	2.06%	$—	$—	—
Obligations of States and Political Subdivisions
1 to 5 Years	337,000	326,603	8.71%	—	—	—
5 to 10 Years	542,255	570,033	4.23%	—	—	—
Mortgage Backed Securities
Less than 1 Year	124,098	121,695	4.67%	152,872	154,259	10.35%
1 to 5 Years	4,009,990	4,299,756	4.52%	4,374,385	4,626,284	10.34%
5 to 10 Years	3,653,379	3,781,368	3.08%	252,395	301,356	9.58%
Over 10 Years	202,590	215,650	2.27%	—	—	—
Corporate Debt Securities
Over 10 Years	2,430,074	2,494,363	6.43%	—	—	—
	$13,299,386	$13,811,704	4.17%	$4,779,652	$5,081,899	10.30%

NOTE 6 -  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans as of September 30, 2011 and December 31, 2010 are:

	September 30, 2011	December 31, 2010

Commercial and Financial	$2,390,608	$2,946,664

Commercial Real Estate -Owner Occupied	7,172,096	8,549,938
Commercial Real Estate -Other	517,867	1,933,797
Total Commercial Real Estate	7,689,963	10,483,735

1-4 Family Residential Construction	260,936	995,760
Other Construction, land development, and other land loans	3,421,539	4,165,571
Total Construction and Land	3,682,475	5,161,331

Farmland	1,115,664	1,172,500
Residential Real Estate	12,299,759	11,032,849
Multifamily Real Estate	230,148	236,414
All Other Real Estate	13,645,571	12,441,763

Consumer	444,996	838,343

Total Loans	27,853,613	31,871,836
Unamortized costs	5,387	24,076

Total Loans plus unamortized costs	$27,859,000	$31,895,912

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

Included in the Bank’s loans are $6,522,707 and $8,659,611 of interest only loans at September 30, 2011 and December 31, 2010.  These loans present greater risk to the Company, especially considering the decline in the real estate markets in and around the Metro Atlanta area.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of September 30, 2011 and December 31, 2010.

September 30, 2011	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Nonaccrual	Total

Commercial and Financial	$2,382,066	$8,542	$—	$—	$2,390,608
Commercial Real Estate -Owner Occupied	7,172,096	—	—	—	7,172,096
Commercial Real Estate -Other	406,966	110,901	—	—	517,867
Total Commercial Real Estate	7,579,062	110,901	—	—	7,689,963

1-4 Family Residential Construction	260,936	—	—	—	260,936
Other Construction, land development, and other land loans	2,338,339	769,200	—	314,000	3,421,539
Total Construction and Land	2,599,275	769,200	—	314,000	3,682,475

Farmland	721,604	—	—	394,060	1,115,664
Residential Real Estate	10,996,612	144,397	412,000	746,750	12,299,759
Multifamily Real Estate	230,148	—	—	—	230,148
All Other Real Estate	11,948,364	144,397	412,000	1,140,810	13,645,571

Consumer	444,996	—	—	—	444,996

Total Loans	$24,953,763	$1,033,040	$412,000	$1,454,810	$27,853,613

December 31, 2010	Current	Accruing 30-89 Days Past Due	Nonaccrual	Total

Commercial and Financial	$2,909,725	$36,939	$—	$2,946,664
Commercial Real Estate -Owner Occupied	8,549,938	—	—	8,549,938
Commercial Real Estate -Other	1,933,797	—	—	1,933,797
Total Commercial Real Estate	10,483,735	—	—	10,483,735

1-4 Family Residential Construction	918,952	76,808	—	995,760
Other Construction, land development, and other land loans	3,761,320	—	404,250	4,165,571
Total Construction and Land	4,680,272	76,808	404,250	5,161,331

Farmland	778,440	—	394,060	1,172,500
Residential Real Estate	10,176,610	162,167	694,072	11,032,849
Mulitfamily Real Estate	236,414	—	—	236,414
All Other Real Estate	11,191,464	162,167	1,088,132	12,441,763

Consumer	828,133	557	9,653	838,343

Total Loans	$30,093,329	$276,471	$1,502,035	$31,871,836

Nonaccrual loans as of September 30, 2011 and December 31, 2010 were $1,454,810 and $1,502,035, respectively.  Interest income on nonaccrual loans outstanding at September 30, 2011 and December 31, 2010 that would have been recorded if the loans had been current and performed in accordance with their original terms was $52,529 for the nine months ended September 30, 2011 and $40,862 for the year ended December 31, 2010.

One residential real estate loan with a balance of $412,000 was 90 days past due and still accruing at September 30, 2011.  This loan was pending renewal with an expected principal paydown and interest paid current.

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

The following is a summary of the loan portfolio credit exposure by risk grade as of September 30, 2011 and December 31, 2010.

September 30, 2011	Pass	Special Mention	Substandard	Total
Commercial and Financial	$2,390,608	$—	$—	$2,390,608

Commercial Real Estate -Owner Occupied	7,172,096	—	—	7,172,096
Commercial Real Estate -Other	456,270	61,597	—	517,867
Total Commercial Real Estate	7,628,366	61,597	—	7,689,963

1-4 Family Residential Construction	260,936	—	—	260,936
Other Construction, land development, and other land loans	2,296,263	42,076	1,083,200	3,421,539
Total Construction and Land	2,557,199	42,076	1,083,200	3,682,475

Farmland	721,604	—	394,060	1,115,664
Residential Real Estate	10,530,773	875,453	893,533	12,299,759
Multifamily Real Estate	230,148	—	—	230,148
All Other Real Estate	11,482,525	875,453	1,287,593	13,645,571

Consumer	377,170	—	67,826	444,996

Total Loans	$24,435,868	$979,126	$2,438,619	$27,853,613

December 31, 2010	Pass	Special Mention	Substandard	Total
Commercial and Financial	$2,875,652	$71,012	$—	$2,946,664

Commercial Real Estate -Owner Occupied	8,549,938	—	—	8,549,938
Commercial Real Estate -Other	1,869,881	63,916	—	1,933,797
Total Commercial Real Estate	10,419,819	63,916	—	10,483,735

1-4 Family Residential Construction	948,986	46,774	—	995,760
Other Construction, land development, and other land loans	3,761,321	—	404,250	4,165,571
Total Construction and Land	4,710,307	46,774	404,250	5,161,331

Farmland	778,440	—	394,060	1,172,500
Residential Real Estate	9,306,998	1,031,176	694,675	11,032,849
Multifamily Real Estate	236,414	—	—	236,414
All Other Real Estate	10,321,852	1,031,176	1,088,735	12,441,763

Consumer	812,853	5,492	19,998	838,343

Total Loans	$29,140,483	$1,218,370	$1,512,983	$31,871,836

Transactions in the allowance for loan losses are summarized for the nine month periods ended September 30 as follows:

	2011	2010

Balance, Beginning	$478,039	$414,670
Provision Charged to Operating Expenses	179,761	438,619
Loans Charged Off	(247,314)	(211,892)
Loan Recoveries	37,578	3,325
Balance, Ending	$448,064	$664,722

The following table details the change in the allowance for loan losses from June 30, 2011 to September 30, 2011 by loan segment.

	Commercial and Financial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$42,472	$15,201	$87,791	$288,146	$38,305	$471,915
Charge-offs	—	—	—	(24,274)	(29,292)	(53,566)
Recoveries	—	—	—	24,953	4,762	29,715
Provision	—	—	—	—	—	—
Reallocation	4,318	(552)	4,287	(10,460)	2,407	—
Ending balance	$46,790	$14,649	$92,078	$278,365	$16,182	$448,064

The following table details the change in the allowance for loan losses from December 31, 2010 to September 30, 2011 by loan segment.

	Commercial and Financial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039
Charge-offs	—	—	—	(216,878)	(30,436)	(247,314)
Recoveries	—	—	—	24,953	12,625	37,578
Provision	1,334	(2,394)	(99,577)	273,530	6,868	179,761
Ending balance	$46,790	$14,649	$92,078	$278,365	$16,182	$448,064

Ending allowance attributable to loans individually evaluated for impairment	$—	$—	$8,000	$—	$—	$8,000

Ending allowance attributable to loans collectively evaluated for impairment	$46,790	$14,649	$84,078	$278,365	$16,182	$440,064

Ending allowance	$46,790	$14,649	$92,078	$278,365	$16,182	$448,064

Loan balance: individually evaluated for impairment	$—	$—	$314,000	$1,045,970	$—	$1,359,970

Loan balance: collectively evaluated for impairment	$2,390,608	$7,689,963	$3,368,475	$12,599,601	$444,996	$26,493,643

Total Loans	$2,390,608	$7,689,963	$3,682,475	$13,645,571	$444,996	$27,853,613

The following table details the change in the allowance for loan losses for the year ended December 31, 2010 by loan segment.

	Commercial and Financial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$84,175	$19,143	$85,239	$180,035	$46,078	$414,670
Charge-offs	—	—	(503,679)	(154,455)	(34,833)	(692,967)
Recoveries	—	—	—	—	5,946	5,946
Provision	(38,719)	(2,100)	610,095	171,180	9,934	750,390
Ending balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039

Ending allowance attributable to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending allowance attributable to loans collectively evaluated for impairment	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039

Ending allowance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039

Loan balance: individually evaluated for impairment	$—	$—	$404,250	$1,088,735	$—	$1,492,985

Loan balance: collectively evaluated for impairment	$2,946,664	$10,483,735	$4,757,081	$11,353,028	$838,343	$30,378,851

Total Loans	$2,946,664	$10,483,735	$5,161,331	$12,441,763	$838,343	$31,871,836

The following is a summary of information pertaining to impaired loans.

Impaired Loans For the Period Ended September 30, 2011 and December 31, 2010

				Three months ended September 30, 2011		Nine months ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income recognized	Average Recorded Investment	Interest Income recognized
2011
With no related allowance recorded:

Construction and Land	$237,500	$300,000	$—	$237,500	$—	$297,667	$—

All other Real Estate	1,045,970	1,200,286	—	921,181	—	982,037	—

Total	$1,283,470	$1,500,286	$—	$1,158,681	$—	$1,279,704	$—

With an allowance recorded:

Construction and Land	76,500	127,000	8,000	76,500	—	76,500	—

Total	$76,500	$127,000	$8,000	$76,500	$—	$76,500	$—

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income recognized
December 31, 2010
With no related allowance recorded:

Other Construction, land development, and other land loans	$404,250	$518,788	$—	$331,385	$—

Farmland	394,060	525,000	—	32,838	—

Residential Real Estate	694,675	759,052	—	639,968	10,070

Total	$1,492,985	$1,802,840	$—	$1,004,191	$10,070

At September 30, 2011 and December 31, 2010, the recorded investment in loans that were considered to be impaired was $1,359,970 and $1,492,985, respectively. Included in this amount at September 30, 2011 and December 31, 2010 is $1,283,470 and $1,492,985, respectively, of impaired loans (which consist entirely of collateral dependent loans) for which there is no related allowance for loan losses determined in accordance with provisions included in sections 35 and 55 of ASC 310-10, Accounting by Creditors for Impairment of a Loan. The allowance on these loans is zero because estimated losses on these collateral dependent impaired loans have already been charged-off to the allowance for loan losses.

Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment.

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
As of September 30, 2011
Residential real estate - non accrual but performing in accordance with modified terms	1	$440,595	$440,226

As of December 31, 2010
Residential real estate	1	$128,345	$125,875
Consumer	1	28,001	6,251
Total loans	2	$156,346	$132,126

The following table presents the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted which we define as 90 days or more past due.

	Troubled Debt Restructurings That Have Subsequently Defaulted
	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment

Residential real estate	1	$102,600	1	$102,600
Consumer	1	23,296	1	23,296
Total	2	$125,896	2	$125,896

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax assets as of September 30, 2011 and December 31, 2010 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of September 30, 2011 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

Total Capital to Risk-Weighted Assets	$6,332	15.14%	$3,346	8.00%	$4,183	10.00%
Tier I Capital to Risk-Weighted Assets	5,883	14.07	1,673	4.00	2,510	6.00
Tier I Capital to Average Assets	5,883	9.18	2,562	4.00	3,203	5.00

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

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30 2011 and December 31, 2010 are presented hereafter:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$2,330	$2,330	$5,962	$5,962
Investment Securities Available for Sale	13,812	13,812	5,205	5,205
Investment Securities Held to Maturity	4,780	5,082	10,800	11,580
Other Investments	516	516	620	620
Loans Held for Sale	12,738	12,738	13,908	13,908
Loans, Net	27,411	27,561	31,418	31,664
Accrued Interest Receivable	256	256	221	221

Liabilities
Deposits	54,099	54,193	62,662	62,582
Borrowings	5,000	5,061	2,000	2,077
Accrued Interest Payable	313	313	200	200

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011and December 31, 2010

		Fair Value Measurements at September 30, 2011 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$13,811,704	$609,000	$13,202,704	$—
Loans Held for Sale	12,738,233	$—	12,738,233	$—

		Fair Value Measurements at December 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$5,204,594	$—	$5,204,594	$—
Loans Held for Sale	$13,908,172	$—	$13,908,172	$—

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at September 30, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of September 30, 2011 and December 31, 2010

	Fair Value Measurements at September 30, 2011 Using
	Level 1	Level 2	Level 3	Total Gains (Losses)

Impaired Loans	$—	$—	$153,423	$(17,261)
Other Real Estate	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total Gains (Losses)

Impaired Loans	$—	$—	$1,284,851	$(309,855)
Other Real Estate	$—	$—	$522,061	$(67,512)

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  Since 2008, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these conditions will not continue to materially and adversely impact our business, financial condition, and results of operations

Unless the context indicates otherwise, all references to “FCB,” "First Century," “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to First Century Bancorp. and our wholly owned subsidiary, First Century Bank, National Association.

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 and also analyzes our financial condition at September 30, 2011 compared to December 31, 2010.  Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments.  Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2010 included in the Company’s 2010 Annual Report filed on Form 10-K.

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

The evaluation of the allowance for loan losses is based upon loan categories except for impaired loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation.  Estimated losses are determined by applying risk ratings, and historical loss experience to each category of loans.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Results from operations was net income of $54,380 for the three months ended September 30, 2011 compared to net income of $350,821 for the same three month period in 2010.  Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses.  Non-interest income, primarily composed of mortgage banking income, was approximately 62% of our total revenues (net interest income plus non-interest income) for the three month period ended September 30, 2011 as compared to 71% of our total revenues for the same period in 2010. Results from operations was a net loss of $518,198 for the nine months ended September 30, 2011 compared to net income of $491,766 for the same nine month period in 2010.  Non-interest income was approximately 60% of our total revenues for the nine month period ended September 30, 2011 as compared to 61% of our total revenues for the same period in 2010.

Earnings were negatively impacted by a significant reduction in mortgage production volume during the first nine months of 2011.  Factors contributing to the reduction in volume include increasing mortgage lending rates and turnover in production staff.  Management is continuing to diversify its production sources to mitigate fluctuations in production in the future.  Implementation of these additional production sources will occur throughout 2011.  Production will continue to be affected by rates in addition to the implementation of these new production sources. Additionally, performance within the first three quarters of 2011 was impacted by the Company’s portfolio of commercial mortgage-backed securities paying down as anticipated, reducing the contribution from the investment portfolio.

Net Interest Income

Net interest income is the difference between the interest income received on earning assets (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings.  For the quarter ended September 30, 2011 and 2010, net interest income totaled $602,000 and $763,000, respectively.  For the nine months ended September 30, 2011 and 2010, net interest income totaled $1,794,000 and $2,378,000, respectively.

Interest income from loans, including fees, was $1,441,000 and $1,849,000 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $408,000, largely due to the decrease in loan volume.  Average loan balances outstanding have decreased approximately $10.8 million from the same period in 2010 due to decreased mortgage production and loan payoffs. The loan yield increased to 5.93% in 2011 from 5.72% for the nine months ended September 30, 2011, and 2010, respectively. The yield on loans held for sale decreased to 4.12% for the nine months ended September 30, 2011 from 4.39% for the same period in 2010 due to declining mortgage interest rates in late 2010 and early 2011.  Interest income from investment securities was $911,000 and $1,369,000 for the nine months ended September 30, 2011 and 2010, respectively, which represented a lower yield of 6.10% in 2011, compared to the 9.13% yield earned in 2010. Management redirected cash resources to higher yielding investment securities in late 2008 and early 2009 taking advantage of market dislocations that occurred during that time period. These investments had an average life of approximately two years and are paying down as expected resulting in less interest income.

Interest expense totaled $578,000 for the nine months ended September 30, 2011, compared to $848,000 for the comparable period in 2010. The rate on interest-bearing liabilities decreased 47 basis points to 1.36% for the nine months ended September 30 2011, compared to 1.83% for the comparable period in 2010.  The net interest margin realized on earning assets and the interest rate spread were 3.81% and 3.67%, respectively, for the nine months ended September 30, 2011, compared to 4.74% and 4.60%, respectively, for the comparable period in 2010.

The Bank’s net interest margin has been supported by a strategy of lowering our cost of funding through growth of low cost deposits. Since September 30, 2010, non interest-bearing demand deposits have grown approximately $1.1 million, or 37%. The Bank has been successful implementing this strategy, lowering our cost of funds by 47 basis points for the nine month period ended September 30, 2011 over the comparable period in 2010.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for the nine months ended September 30, 2011 and 2010 and the average rate of interest earned or paid thereon.  Average balances have been derived from the daily balances throughout the period indicated.

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	(Amounts presented in thousands)

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loans held for sale and loan fees)	$32,469	$1,441	5.93%	$43,221	$1,849	5.72%
Investment securities and other investments	19,977	911	6.10%	20,047	1,369	9.13%
Interest bearing deposits	10,546	20	0.25%	3,798	8	0.28%
Total interest earning assets	62,992	2,372	5.03%	67,065	3,226	6.43%

Other non-interest earnings assets	5,555			3,484

Total assets	$68,547			$70,549

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,180	$38	0.82%	$6,572	$27	0.55%
Savings and money market	16,766	133	1.06%	13,924	186	1.79%
Time	31,846	369	1.55%	38,718	595	2.05%
Borrowings	2,073	38	2.46%	2,616	40	2.05%
Total interest-bearing liabilities	56,865	578	1.36%	61,830	848	1.83%
Other non-interest bearing liabilities	5,531			3,693
Stockholders’ equity	6,151			5,026

Total liabilities and stockholders’ equity	$68,547			$70,549

Excess of interest-earning assets over interest-bearing liabilities	$6,127			$5,235

Ratio of interest-earning assets to interest-bearing liabilities	111%			108%

Net interest income		$1,794			$2,378

Net interest spread			3.67%			4.60%

Net interest margin			3.81%			4.74%

Non-accrual loans are excluded from average loan balances and totaled $1,391,000 and $495,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

For the quarter ended September 30, 2011, non-interest income was $1,140,000 compared to $1,531,000 for the comparable period in 2010, a decrease of $391,000, or 26%. For the nine months ended September 30, 2011, non-interest income was $2,732,000 compared to $3,669,000 for the comparable period in 2010, a decrease of $937,000, or 26%.   The decrease in non-interest income was primarily due to a decrease in mortgage banking income, due to a slowdown in production in the mortgage divisions following a refinance wave in 2010.  The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded.  The Bank funded $97.7 million in mortgage loans during the first nine months of 2011, a decrease of $44.4 million, or 31%, from the same period a year ago.   Net gains on sales of securities were $56,842 and $145,602 for the nine months ended September 30, 2011 and 2010, respectively.

Total non-interest expense for the quarter ended September 30, 2011 was $1,688,000 compared to $1,815,000 for the quarter ended September 30, 2010, a decrease of $127,000, or 7%.  For the nine months ended September 30, 2011, non-interest expense was $4,864,000 as compared to $5,117,000 for the nine months ended September 30, 2010, a decrease of $253,000, or 5%.

Salaries and benefits, the largest component of non-interest expense, were $855,000 for the three months ended September 30, 2011, as compared to $1,046,000 for the three months ended September 30, 2010, a decrease of $191,000, or 18%.  For the nine months ended September 30, 2011, salaries and benefits were $2,498,000, as compared to $2,877,000 for the nine months ended September 30, 2010, a decrease of $379,000, or 13%.  The decrease in salaries and benefits is primarily attributable to the decrease in variable pay based on mortgage production and two loan production office closures in the first half of 2010.

Total occupancy and equipment expenses for the three months ended September 30, 2011, were $114,000 as compared to $107,000 for the three months ended September 30, 2010, an increase of $7,000, or 7%.  For the nine months ended September 30, 2011, occupancy and equipment expenses were $322,000, as compared to $346,000 for the nine months ended September 30, 2010, a decrease of $24,000, or 7%.  The decrease in expense is primarily attributable to the closure of two loan production offices in the first half of 2010.

Professional fees for the three months ended September 30, 2011, were $82,000 compared to $99,000 for the three months ended September 30, 2010, a decrease of $17,000, or 17%.  For the nine months ended September 30, 2011, professional fees were $262,000, as compared to $278,000 for the nine months ended September 30, 2010, a decrease of $16,000, or 6%.  Legal fees increased $9,000, accounting and auditing fees decreased $12,000, and other professional fees decreased $12,000.

Marketing expenses for the three months ended September 30, 2011, were $110,000 compared to $60,000 for the three months ended September 30, 2010, an increase of $50,000, or 83%.  For the nine months ended September 30, 2011, marketing expenses were $292,000, as compared to $174,000 for the nine months ended September 30, 2010, an increase of $118,000, or 68%.  As a national, internet-based lender, the Century Point Mortgage division’s business model depends on lead generation to drive a high volume of leads with a lower cost of customer acquisition than traditional mortgage lenders.  Key elements of Century Point’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools.  In 2011, marketing expenses of $101,000 were directed to the Mortgage Call Center primarily in the form of direct mail and warehouse club referrals.  As the mortgage divisions are evolving and maturing, the marketing budget is being analyzed and directed to the most successful techniques.

Data processing expense for the quarter ended September 30, 2011, was $258,000, compared to $173,000 for the quarter ended September 30, 2010, an increase of $85,000, or 49%.  Data processing expense for the nine months ended September 30, 2011, was $735,000, compared to $514,000 for the nine months ended September 30, 2010, an increase of $221,000, or 43%.  Fees for core data processing were $175,000 and $186,000 for the nine month periods ended September 30, 2011 and 2010, respectively.  Fees paid for management and advisory services under a master services agreement with First Covenant Bank were $457,000 and $242,000 for the nine month periods ended September 30, 2011 and 2010, respectively,  The fees for core processing have a base component which is adjusted quarterly based on asset size and a variable component based on transactional activity.  Management and advisory services are adjusted quarterly based on asset size and additional contracted services.  Additional management services were retained for the mortgage division in 2010.

Insurance, taxes, and regulatory assessment expenses totaled $37,000 for the three months ended September 30, 2011 compared to $83,000 for the three months ended September 30, 2010, a decrease of $46,000, or 55%.  For the nine months ended September 30, 2011, insurance, taxes, and regulatory assessment expenses were $186,000, as compared to $254,000 for the nine months ended September 30, 2010, a decrease of $68,000, or 26%.  Our FDIC assessment decreased $77,000 due to the new assessment calculation and rates effective for the second quarter 2011, the OCC assessment decreased $17,000, and business occupation tax increased $24,000 over the same period in 2010.

Lending related expenses were $144,000 for the three months ended September 30, 2011 compared to $160,000 for the three months ended September 30, 2010, a decrease of $16,000, or 10%.  For the nine months ended September 30, 2011, lending related expenses were $342,000, as compared to $424,000 for the nine months ended September 30, 2010, a decrease of $82,000, or 19%. The decrease is primarily related to the reduced volume of appraisals and other loan origination expenses generated by the mortgage divisions.  As production varies, so do these types of variable expenses.

Other non-interest expenses were $86,000 for the three months ended September 30, 2011 and 2010, no change.  For the nine months ended September 30, 2011, other non-interest expenses were $227,000, as compared to $250,000 for the nine months ended September 30, 2010, a decrease of $23,000, or 9%. The decrease in expense is primarily attributable to the closure of the loan production offices in of the first half of 2010.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities.  One method to measure interest rate sensitivity is through a repricing gap.  The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame.  Gap analysis is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period.  In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets.  Although it can be used as a general predictor, gap analysis as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At September 30, 2011, the Bank, as measured by such gap analysis, is in a liability sensitive position within one year.

We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk.  For short-term interest rate risk, the Bank’s model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income.  The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings.  This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends.  Our most recent data shows that the Bank’s net interest income would increase $16,000 on an annual basis if rates increased 100 basis points, and would decrease $8,000 on an annual basis if rates decreased

100 basis points.  Certain shortcomings are inherent in the method of analysis presented in the foregoing paragraphs.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above.  In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operations that management believes is necessary to maintain the allowance for loan losses at an appropriate level.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries are credited to the allowance.  The provision charged to expense was $180,000 for the nine months ended September 30, 2011, as compared to the $439,000 that was charged against earnings in the comparable period in 2010.  Through the normal course of internal loan review, impairment of $152,440 was determined to exist on three mortgage loans that had been placed on nonaccrual status at the end of 2010.  The impaired amounts were charged off and a related provision recorded.  The allowance for loan losses was $448,000, or 1.61%, of gross loans at September 30, 2011, compared to $478,000, or 1.50%, of gross loans at December 31, 2010.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below:

	September 30, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$46,790	10%	$45,456	10%
Commercial Real Estate	14,649	3%	17,043	3%
Construction and Land	92,078	21%	191,655	40%
All Other Real Estate	278,365	62%	196,760	41%
Consumer	16,182	4%	27,125	6%
	$448,064	100%	$478,039	100%

The following table presents a summary of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2011 and  2010 (dollar amounts are presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance beginning of period	$472	$545	$478	$415
Provision for loan losses	—	128	180	439
Loan Charge-Offs:
Commercial	—	—	—	—
Construction and Land	—	(2)	—	(181)
All Other Real Estate	(24)	—	(217)	—
Consumer	(30)	(27)	(30)	(31)
Total Charge-offs	(54)	(29)	(247)	(212)

Loan Recoveries:
All Other Real Estate	25	—	25	—
Consumer	5	1	13	3
Total Recoveries	30	1	37	3
Net (Charge-offs) Recoveries	(24)	(28)	(210)	(209)

Balance end of period	$448	$645	$448	$645

Total loans at end of period	$27,859	$34,340	$27,859	$34,340

Average loans outstanding	$28,326	$34,042	$29,764	$35,317
As a percentage of average loans:
Net loans (charged-off) recovered	(0.08)%	(0.08)%	(0.70)%	(0.59)%
Provision for loan losses	0.00%	0.38%	0.60%	1.24%
Allowance for loan losses as a percentage of:
Gross loans	1.61%	1.88%	1.61%	1.88%

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

The following is a summary of risk elements in the balance sheets at September 30, 2011 and at December 31, 2010:

	September 30, 2011	December 31, 2010

Loans on Nonaccrual	$1,454,810	$1,502,035
Loans Past Due 90 Days and Still Accruing	412,000	—
Other Real Estate Owned and Repossessions	806,886	522,061

Total Nonperforming Assets	$2,673,696	$2,024,096

Total Nonperforming Assets as a Percentage of Total Assets	4.03%	2.81%

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

Financial Condition

Total assets decreased $5,714,000, or 8% from $72,051,000 at December 31, 2010 to $66,337,000 at September 30, 2011.  Total investment securities increased $2,586,000, or 16%, from $16,005,000 at December 31, 2010 to $18,591,000 at September 30, 2011. Loans held for sale decreased $1,170,000, or 8% from $13,908,000 at December 31, 2010 to $12,738,000 at September 30, 2011.   Gross loans decreased by $4,037,000, or 13%, from December 31, 2010 to September 30, 2011.  Total deposits decreased by $8,563,000, or 14%, from December 31, 2010 to September 30, 2011.  Total stockholders’ equity decreased $60,000 from $6,645,000 at December 31, 2010 to $6,585,000 at September 30, 2011.

Loans

Gross loans totaled approximately $27,859,000 at September 30, 2011, a decrease of $4,037,000, or 13%, from $31,896,000 at December 31, 2010 due to loan payoffs.  Loan balances have declined due to the lack of quality lending opportunities resulting from the extended economic malaise in the local market and Georgia.  Balances within the major loans receivable categories as of September 30, 2011 and December 31, 2010 are as follows (amounts presented in thousands).

	September 30, 2011		December 31, 2010
Commercial and Financial	$2,391	9%	$2,947	9%
Commercial Real Estate	7,690	28%	10,484	33%
Construction and Land	3,682	13%	5,161	16%
All Other Real Estate	13,646	49%	12,442	39%
Consumer	445	1%	838	3%
Unamortized costs	5	—	24	—
Total	$27,859	100%	$31,896	100%

Deposits

Total deposits totaled approximately $54,099,000 at of September 30, 2011, a decrease of $8,563,000, or 14%, from $62,662,000 at December 31, 2010.  In an effort to reduce our cost of funds, we are reducing our reliance on higher cost time deposits as we continue to grow lower cost core transactional based deposits. Balances within the major deposit categories as of September 30, 2011 and December 31, 2010 are as follows (amounts presented in thousands):

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$4,044	N/A	$3,905	N/A
Interest-bearing demand deposits	4,590	0.82%	8,506	0.65%
MMDA and Savings deposits	14,051	1.06%	15,926	1.78%
Time deposits less than $100,000	12,341	1.80%	15,459	2.44%
Time deposits $100,000 and over	19,073	1.30%	18,866	1.29%

	$54,099		$62,662

Capital Resources

Total stockholders’ equity was $6,585,000 at September 30, 2011 compared to $6,645,000 at December 31, 2010.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at September 30, 2011:

Tier 1 Capital (to risk-weighted assets)	14.07%
Total Capital (to risk-weighted assets)	15.14%
Tier 1 Capital (to total average assets)	9.18%

The Bank was considered “well capitalized” at September 30, 2011.

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

As of September 30, 2011 the Bank has $2,329,696 in cash and cash equivalents as well as $13,811,704 in investment securities available-for-sale to fund its operations and loan growth.  The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Bank has arrangements with a correspondent bank for short-term unsecured advances of up to $1,000,000.  At September 30, 2011 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (“FHLB”) subject to the availability of investment securities to pledge as collateral.  As of September 30, 2011, the Bank had advances outstanding of $5,000,000.   The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral.  As of September 30, 2011, the Bank had no advances outstanding.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2011:

Commitments to extend credit	$935,430
Stand-by letters of credit	$550,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

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

Date: November 14, 2011	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: November 14, 2011	By:	/s/ Denise Smyth
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