Form 10-K
period 2011-12-31
FIRST CENTURY BANCORP.
filed 2012-03-29
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2011.
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
Yes ☐   No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $1,586,466 as of the last business day of the registrant’s most recently completed second fiscal quarter.

8,120,623 shares of the registrant’s common stock were outstanding as of March 27, 2012

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

• our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;

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

First Century Bancorp.

We are a Georgia corporation organized in 2000 to serve as the holding company for First Century Bank, National Association, with its principal executive offices in Gainesville, Georgia. We opened the Bank in March 2002. The Bank is chartered and regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). On September 20, 2007, we changed our name from NBOG Bancorporation, Inc. to First Century Bancorp. The Bank’s name was also changed from The National Bank of Gainesville to First Century Bank, National Association. Since our inception, we have focused on serving the banking needs of individuals and businesses that prefer community-oriented banking in the Gainesville and Hall County markets. We currently engage in no business other than owning and managing the Bank. As of December 31, 2011, on a consolidated basis, our total assets were $69.3 million, our total loans were $27.1 million, our total deposits were $56.6 million, and our total stockholders’ equity was $6.8 million.

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

Products and Services

Deposit Services. We offer a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts , prepaid/stored value card accounts to be used primarily for payroll purposes focusing on unbanked or underbanked consumers and certificates of deposit with fixed rates along with a range of maturity date options. The sources of deposits are residents, businesses, and employees of businesses within our market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. In addition, at times when needed, we may obtain deposits from other financial institutions through a nation-wide deposit network. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, we offer a service charge fee schedule competitive with other financial institutions in our market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

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

We do not offer and have not underwritten any reduced documentation loans (low doc/no doc), stated asset/stated income loans, hybrid loans or sub-prime loans or speculative or high cost home loans as defined in the Georgia Fair Lending Act.

Loan Underwriting, Approval and Review. We realize that lending represents the primary source of our revenue and that proper and consistent underwriting are paramount to our long term success. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans (above $250,000), documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority. We have established a loan committee of the Board of Directors (“DLC”) that must approve any loan that exceeds the lending limit of the officer’s loan committee (“OLC”) which consists of the chief executive officer, chief lending officer and the market presidents. We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

Our underwriting policies address collateral requirements; guarantor requirements (including policies on financial statement, tax return, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer and small business credit underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global debt service coverage, and debt to income limits); commercial real estate and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios); lending limits; and credit approval authorities. Beginning in 2008, we implemented an enhanced loan concentration policy to limit and manage its exposure to certain loan concentrations, including commercial real estate. The enhanced loan concentration policy provides a more detailed program for portfolio risk management and reporting including limits on commercial real estate loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Our underwriting process is structured to require increased oversight that is proportional to the size and complexity of the lending relationship.

All loan relationship in excess of $250,000 are reviewed annually. We achieve this goal by using external resources, internal resources or a combination thereof.

•
The Board of Directors retains the services of an external firm to conduct, at least on an annual basis, an independent review of a sampling of loan relationships that encompass at least 50% of the total loan portfolio. The scope of the external review also include a sample of loans that are on the Bank’s internal watch list, all loans that are 30 days or more past due and all insider loans. It will also include a small sampling of loans under $250,000. The firm provides a written report to the Board of Directors that assesses the Bank’s overall asset quality, identifies loans with improper risk ratings, provides recommendations to minimize credit risk, identifies credit and collateral exceptions, identifies concentrations of credit, and analyzes the adequacy of the allowance for loan losses. An oral presentation summarizing the report are made to the Audit Committee.

•	Internally, annual reviews of loans take place subject to the following criteria:

•	Amortizing loan or total exposure of $250,000 or greater and a maturity greater than one year, and
•	Any loan, regardless of size, graded 5 or worse.

•	Loans that do not require an annual internal review are as follows:

•
All loans with a maturity of less than one year (any amount, amortizing term loan or letter of credit). These loans will be subject to regular analysis/approval during the calendar year at maturity through normal underwriting, financial statement collection, analysis and approval through officer lending authority, OLC or DLC;

•	Amortizing loan or total exposure less than $250,000 with a maturity of greater than one year; and
•	Loan grade of 4 or better.

Real Estate Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. As of December 31, 2011, loans secured by first or second mortgages on real estate made up approximately $23.7 million, or 87% of our loan portfolio. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans.

•
Commercial Real Estate Loans. At December 31, 2011, our individual commercial real estate loans ranged in size from $7,000 to $891,000, with an average commercial real estate loan size of approximately $254,000. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We also make a concerted effort to establish rate floors to mitigate interest rate risk and improve margins. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners. At December 31, 2011, commercial real estate loans (other than construction loans) totaled $7.6 million, or approximately 28.1% of our loan portfolio. Some specific risks associated with commercial real estate loans include tenant vacancy rates and the quality of the borrower’s management. As such, we place a heavy emphasis on owner occupied commercial real estate. As of December 31, 2011, owner occupied loans totaled $7.1 million, and non-owner occupied loans totaled $508,000.

•
Residential Real Estate Loans. At December 31, 2011, our individual residential real estate loans ranged in size from $3,000 to $773,000, with an average loan size of approximately $115,000. Residential mortgage loans are underwritten based on our consumer underwriting criteria referenced above. Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%. At December 31, 2011, residential real estate loans (other than construction loans) totaled $9.3 million, or 34.00% of our loan portfolio.

•
Home Equity Loans and Lines of Credit. We also makes home equity loans (generally fixed rate) and lines of credit (generally variable rate) based on the equity in a borrowers home. Our underwriting criteria for home equity loans and lines of credit are based on our underwriting criteria referenced above. We recognize there are additional risks associated with second lien positions on residential real estate, particularly during times of declining collateral values. In the event of default by a borrower and subsequent foreclosure on their first mortgage or home equity loan, the risk of asset recovery increases for us if real estate values have declined. We proactively monitors its risk exposure in second lien home equity loans and lines of credit. At December 31, 2011, home equity loans totaled $2.5 million, or 9.4% of our loan portfolio.

•
Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2011, our construction and development real estate loans ranged in size from approximately $2,000 to $900,000, with an average loan size of approximately $166,000. The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%, as well as analyzing global cash flow of each builder or developer and their personal liquidity. At December 31, 2011, total construction loans amounted to $3.3 million, or 12.2% of our total loan portfolio.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. At December 31, 2011, our individual consumer loans ranged in size from $1,000 to $394,000, with an average loan size of approximately $10,000. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. Consumer loans generally involve more risks than residential mortgage loans because the collateral for defaulted loans may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value. In addition, consumer loan performance depends upon the borrower’s continued financial stability and is therefore more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. At December 31, 2011, consumer loans amounted to $398,000, or 1.5% of our loan portfolio.

Commercial Loans. We make loans for commercial purposes in various lines of businesses. At December 31, 2011, our individual commercial business loans ranged in size from approximately $1,000 to $698,000, with an average loan size of approximately $84,000. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. Margining on accounts receivable is done based on those accounts that are current (60 days or less). The quality of the commercial borrower’s management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness. At December 31, 2011, commercial loans amounted to $3.1 million, or 11.4% of our loan portfolio.

Online Mortgage Channel. We operate an online lending division, Century Point Mortgage (“CPM”). CPM is an internet-based lender with offices located in Atlanta, Georgia. CPM responds to borrowers’ internet requests in all fifty states and the District of Columbia, offering a full line of mortgage products, including loans for purchase or refinancing of primary residences, second homes and investment property, as well as home equity loans. We offer traditional mortgage services through CPM and generally limit our mortgage originations to conforming Fannie Mae and Freddie Mac loans. CPM does not originate any subprime mortgages. Prior to closing on the loans, which we originate, the Bank has commitments to sell them to various mortgage investors. During the second quarter 2010, the Bank added a new mortgage call center in Roswell, Georgia, which expands the solicitation activities for this channel to outbound promotions. For the year ended December 31, 2011, the online mortgage channel originated $133.4 million in loans.

Retail Mortgage Channel. We originate mortgages through retail loan officers located in a loan production office (LPO) located in Roswell, Georgia and the bank facility located in Gainesville, Georgia. The individual loan officers facilitate these loans by personal interview or phone conversation with the customer to obtain application information. In April 2011, a new LPO was opened in Warner Robbins, Georgia. The location of the properties securing the loans are primarily in the north and central Georgia area and are primarily single family 1-4 family owner occupied. These loans are conforming Fannie Mae and Freddie Mac loans. Prior to the closing of the loans, the Bank has commitments to sell them to various investors. For the year ended December 31, 2011, the retail mortgage channel originated $42.2 million in loans.

Reverse Mortgage. The reverse mortgage channel commenced in 2010 as a broker. It has evolved today into a delegated underwriter for the FHA Reserve Mortgage, (HECM). The initial goal was to better understand the program and view it’s potential as a growth area for the mortgage platform. The Bank has expanded the program to include hiring of additional personnel. Reverse mortgages are sold to the secondary market. The Bank continues to evaluate this product for opportunities for measured growth.

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

Competition

The Bank primarily serves the northern Georgia market of Hall County. Hall County is located in Northeast Georgia and encompasses 392 square miles. Gainesville, the county seat, is situated 50 miles northeast of Atlanta and 40 miles northwest of Athens. Bordered on the west by Lake Sidney Lanier, Hall County lies at the southern edge of the Chattahoochee Natural Forest and the foothills of the Blue Ridge Mountains. According to the US Census Bureau, the population in Hall County in 2010 was approximately 179,684 with a median income for a family in Hall County from 2006-2010 of of $50,876.

The banking business is highly competitive. We compete as a financial intermediary with other lenders and deposit-takers, including other commercial banks, thrift institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage companies and investment banking firms. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. According to information provided by the FDIC, as of June 30, 2011, there were 55 offices of 16 banks operating in Hall County with a total of approximately $2.5 billion in deposits. As of June 30, 2011, the Bank had approximately 2.33% of the deposit market share. In addition to competition from large national and regional banks, including Regions Bank, Wells Fargo Bank, N.A., SunTrust Bank, BB&T, and Bank of America, N.A., the Bank also competes with a number of local competitors, including South Carolina Bank and Trust, United Community Bank, Chattahoochee Bank of GA, National Bank of Georgia, and Peach State Bank. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals.

Employees

As of December 31, 2011, we had 60 full-time employees. We consider the relationship with our employees to be good.

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

The Bank is required to calculate three capital ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations. At December 31, 2011, our ratio of total capital to risk-weighted assets was 15.46%, our ratio of Tier 1 Capital to risk-weighted assets was 14.41% and our ratio of Tier 1 Capital to average assets was 9.83%.

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

On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules. Although the regulatory agencies have not yet published a notice of proposed rulemaking to implement Basel III, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. We anticipate that the Basel III capital framework as adopted in the United States will establish substantially higher capital requirements than currently apply for institutions with $50 billion or more in total assets. The application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total assets is less certain.

As of December 31, 2011, the Bank was “well capitalized.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Among other things, the Dodd-Frank Act included the following provisions:

•
Created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions;

•	Established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;

•
Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•
Provided that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations for banks with total assets exceeding $10 billion, setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. At this time it is uncertain whether this new fee structure will impact us;

•
Applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions;

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•
Required the regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a material effect on us or the Bank’s operations because neither entity engages in the businesses prohibited by the Volcker Rule.

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

Incentive Compensation. In 2010, the federal banking agencies issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions like ours that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

•	provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks,

•	be compatible with effective internal controls and risk management, and

•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate its key employees.

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

Our future performance will depend on our ability to implement our new business plan successfully. We established our online mortgage division, Century Point Mortgage, in the beginning of 2008 and expanded our mortgage division over the past several years to include a significant retail presence in the North Georgia market. The implementation of our new business plan, which more heavily focuses on mortgage operations, involves a variety of complex tasks, including implementation of new production, operational and reporting systems and recruiting and integrating qualified originators and support staff to adequately handle and manage these operations. We do not currently have a large presence in this business and we operate and plan to grow it in markets that include larger competitors. In addition, the current business and economic conditions have negatively impacted the demand for residential mortgages and, in the future, other conditions such as declines in household incomes or employment conditions or a rising interest rate environment could decrease the demand for residential mortgage loans. Any failure to grow our businesses as planned or our failure to increase our share of originations , whether due to regulatory delays or for other reasons, which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could materially adversely affect our business, financial condition, and level of non-interest income and other results of operations.

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

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. At December 31, 2011, our allowance for probable loan losses represented 1.70% of our total loans, 17% of our total non-performing assets, and 23% of our total non-performing loans. If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability will suffer.

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

We may seek to acquire other financial institutions or parts of those institutions. Any combination or acquisition would require the approval of the federal and state regulatory authorities. In addition, the Bank may also open new offices or expand into new lines of business or offer new products or services.

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

In addition, as a regulated entity, we are subject to examination and supervision and can be requested by our regulators to implement changes to our operations. Federal and state regulators have the ability to impose or request that we consent to substantial sanctions, restrictions and requirements on our banking and nonbanking subsidiaries if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist or consent orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. Enforcement actions, including the imposition of monetary penalties, may have a material impact on our financial condition or results of operations, and damage to our reputation, and loss of our holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital. Closure of the Bank would result in a total loss of your investment.

Our industry and business have been adversely affected by conditions in the financial markets and economic conditions generally and recent efforts to address difficult market and economic conditions may not be effective.

Since mid-2007, the financial markets and economic conditions generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all residential construction, particularly in metro Atlanta, and residential mortgages as property prices declined rapidly and affected nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. These declines have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. In addition, customer delinquencies, foreclosures and unemployment have also increased significantly.

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

Economic recession over a prolonged period or other economic problems in Hall County, Georgia or in our state or nation generally have had, and may continue to have, a material adverse impact on the quality of our loan portfolio and the demand for our products and services. For example, the downturn in the local economy has made it more difficult for borrowers to repay their loans and this could lead to loan losses, which could in turn reduce our net income and profitability.

The value and liquidity of real estate or other collateral that secures our loans in our market area has been, and may continue to be, adversely affected by the economic downturn. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets. We often secure loans with real estate collateral. As of December 31, 2011, approximately 87%, of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during this period of reduced real estate values, our business, financial condition, and results of operations could be negatively affected.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies retained examination and enforcement authority for such institutions. The Dodd-Frank Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, made permanent the $250,000 limit for federal deposit insurance, provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repealed the federal prohibitions on the payment of interest on demand deposits. Among other things, the Dodd-Frank Act included provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

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

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. At December 31, 2011, we held 25 loans for approximately $2.6 million of loans that were not eligible for purchase by these agencies. These loans were purchased by the bank from the portfolio of another national bank as part of a community outreach program and not originated by the First Century Mortgage Division. Due to the characteristics of these loans it is doubtful that these loans will be eligible for purchase in the future, however they will continue to be held in our loan portfolio as performing loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held for investment. Declining real estate values have caused higher delinquencies and losses on certain mortgage loans, particularly second lien mortgages and home equity lines of credit. These trends could continue. These conditions have resulted in losses, write downs and impairment charges in the mortgage business, which have continued through 2011. In response to this trend, we have curtailed various product offerings and limited our mortgage originations generally to Fannie Mae and Freddie Mac eligible mortgages. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations. In the event the allowance for loan losses is insufficient to cover such losses, earnings, capital and parent company liquidity could be adversely affected.

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

Moreover, we may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs. We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital. Our legal lending limit is 15% of the Bank’s capital and surplus plus allowance for loan losses which, because of the Bank’s size, is significantly less than the limits for most of our competitors. A a result, we will have difficulty in obtaining business from the larger customers in our market area.

Our ability to fully utilize deferred tax assets could be impaired.

We have established a full valuation allowance against our net deferred tax asset of $3.6 million as of December 31, 2011. Our ability to use such assets, including the reversal or partial release of the valuation allowance, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions and may vote to take actions adverse to our interests.

Our directors and executive officers, as a group, beneficially owned approximately 83% of our outstanding common stock as of December 31, 2011. One of our directors, William R. Blanton, who is also our Chief Executive Officer, owns approximately 38.5% of our outstanding common stock as of December 31, 2011. The directors and executive officers, as a result of their ownership, have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the company to take actions with which shareholders do not agree or that are not beneficial to our shareholders.

One of our directors and major shareholders, William R. Blanton, holds an executive position, serves on the board of directors of one other bank and holds significant shares of banks within our target market and could vote to take actions adverse to our interests.

William R. Blanton, our Chief Executive Officer, Chairman, and a director of the Company and the Bank, who owns approximately 38.5% of our common stock, has 35 years of banking experience and holds interests in various banks across North Georgia. As a result of his interest in other banks, Mr. Blanton may vote to cause the Company to take actions with which the shareholders do not agree or that are not beneficial to its shareholders.

Mr. Blanton spends a portion of his time as the Chief Executive Officer, Vice-Chairman and as a director of First Covenant Bank, a bank with $151 million in assets as of December 31, 2011, headquartered in Commerce, Georgia. Mr. Blanton currently owns approximately 16.6% of the outstanding shares of First Covenant Bank. We currently have a data processing agreement and master services agreement with First Covenant Bank and we may enter into additional agreements with First Covenant Bank in the future. See “Transactions by Directors, Officers and Ten Percent Shareholders.”

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

Item 4.	Mining Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 25, 2012, the Company had 8,120,623 shares of common stock outstanding and 943 shareholders of record. There is currently no market for our shares of common stock, and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the common stock to be traded on any stock exchange or over-the-counter-market. In 2010 and 2009 shares were sold in private placements at $0.67, and $1.50, respectively. With the exception of these private placements, there is only incomplete information about trades of our shares and the prices at which any shares have traded.

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

Overview

The following discussion describes our results of operations and assesses our financial condition. Our discussion and analysis for the years ended December 31, 2011 and 2010 is based on our audited financial statements for such periods. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during the years ended December 31, 2011 and 2010 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our consolidated financial statements. Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2011 included elsewhere in this annual report. Management has discussed these critical accounting policies with the audit committee.

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

Results of Operations

Earnings for the year ended December 31, 2011 declined $765,000 over the same period in 2010. The Company reported a net loss of $98,000 for the year ended December 31, 2011 as compared to net income of $667,000 for the same period in 2010. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses. Non-interest income, primarily composed of mortgage banking income, was approximately 63% of our total revenues (net interest income plus non-interest income) for the year ended December 31, 2011 as compared to 65% of our total revenues for the year ended December 31, 2010.

Earnings were negatively impacted by a significant reduction in mortgage production volume during the first half of 2011. Factors contributing to the reduction in volume included increasing mortgage lending rates and turnover in production staff. Management is continuing to diversify its production sources to mitigate fluctuations in production in the future. Implementation of these additional production sources occurred throughout 2011 and are ongoing. Production will continue to be affected by rates, as well as the implementation of these additional production sources. Additionally, performance during 2011 was impacted by the Company’s portfolio of commercial mortgage-backed securities paying down as anticipated, reducing the contribution from the investment portfolio.

Net interest income is the difference between the interest income received on investments (such as loans, investment securities, and federal funds sold) and the interest expense on deposit liabilities and borrowings. Net interest income was $2,479,000 for the year ended December 31, 2011, compared to $3,128,000 for the year ended December 31, 2010.

The provision for loan losses was $212,000 for the year ended December 31, 2011, compared to $750,000 for the year ended December 31, 2010. The provision for loan losses declined significantly but the allowance for loan losses was maintained at a level that management considers to be appropriate to cover current period charge-offs, and sustain any estimated or potential losses based on the Bank’s internal analysis and on external credit review examinations conducted by regulatory authorities and by third-party review services. The Bank continues to demonstrate the improvement in the credit quality of the Bank’s loan portfolio and of management’s efforts to identify and reduce criticized and classified loans.

Total non-interest income for the year ended December 31, 2011 was $4,560,000, compared to $5,884,000 for the year ended December 31, 2010. Non-interest income includes service charges on deposit accounts, customer service fees, mortgage origination fee income and investment security gains (losses). The decrease in non-interest income for 2011 was primarily due to a decrease in fees earned from our mortgage operations. Non-interest expenses in 2011 were $6,926,000, compared to $7,595,000 in 2010. The largest component of non-interest expenses is salaries and employee benefits, which totaled $3,548,000 for the year ended December 31, 2010, compared to $4,404,000 for the year ended December 31, 2010.

Net Interest Income

For the years ended December 31, 2011 and 2010, net interest income totaled $2,479,000 and $3,128,000, respectively. Interest income from loans, including fees, was $2,020,000 and $2,516,000 for 2011 and 2010, respectively, or a decrease of $496,000. The net interest margin realized on earning assets and the interest rate spread were 4.01% and 3.88%, respectively, for the year ended December 31, 2011, as compared 4.63% and 4.49%, respectively, for the year ended December 31, 2010.

Interest income totaled $3,199,000 for the year ended December 31, 2011, compared to $4,230,000 in 2010. The yield on loans held for investment increased to 6.37% in 2011 from 5.99% in 2010. The yield on loans held for sale decreased to 3.93% in 2011 from 4.43% in 2010 due to declining mortgage interest rates in 2010 and fluctuating rates in 2011. Interest income from investment securities was $1,158,000 and 1,704,000 for 2011 and 2010, respectively, which represented a lower yield of 6.07% in 2011, compared to the 8.87% yield earned in 2010. Management redirected cash resources to higher yielding investment securities in late 2008 and early 2009 taking advantage of market dislocations that occurred during that time period. These investments had an average life of approximately two years and are paying down as expected resulting in less interest income.

Interest expense totaled $720,000 for the year ended December 31, 2011, compared to $1,102,000 in 2010. The rate on interest-bearing liabilities decreased 48 bps to 1.29% for the year ended December 31, 2011, compared to 1.77% for the year ended December 31, 2010. The Bank has successfully reduced its cost of funds by continuing to grow core transactional account balances while reducing dependence upon higher cost term deposits. Due to the funding needs related to mortgage operations, the Bank continues to use short-term wholesale funding sources to augment funding levels on an as needed basis. The Bank is focused on growing core relationship based deposits to fund core lending opportunities. This strategy has allowed the Bank to lower the cost of funds by 0.48% for the year ended December 31, 2011.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for 2011 and 2010 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	(Amounts presented in thousands)

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including LHFS and loan fees)	$34,271	$2,020	5.89%	$44,791	$2,516	5.62%
Investment securities and other investments	19,078	1,158	6.07%	19,222	1,704	8.87%
Interest bearing deposits	8,523	21	0.25%	3,578	10	0.28%
Federal funds sold	-	-	-	-	-	-
Total interest earning assets	61,872	3,199	5.17%	67,591	4,230	6.26%

Other non-interest earnings assets	5,671			3,849

Total assets	$67,543			$71,440

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$5,970	$43	0.73%	$6,546	$43	0.66%
Savings and money market	15,921	158	0.99%	14,257	253	1.78%
Time	31,473	466	1.48%	38,442	751	1.95%
Borrowings	2,557	53	2.06%	3,055	55	1.83%
Total interest-bearing liabilities	55,921	720	1.29%	62,257	1,102	1.77%
Other non-interest bearing liabilities	5,432			3,826
Stockholders’ equity	6,190			5,357

Total liabilities and stockholders’ equity	$67,543			$71,440

Excess of interest-earning assets over interest-bearing liabilities	$5,951			$5,334

Ratio of interest-earning assets to interest-bearing liabilities	110.64%			108.57%

Net interest income		$2,479			$3,128

Net interest spread			3.88%			4.49%

Net interest margin			4.01%			4.63%

Non-accrual loans not included in average loan balances and totaled $1,391,000 and $747,000 for 2011 and 2010 respectively.

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

	2011 Compared to 2010 (Dollars in thousands)
	Increase (decrease) due to changes in
	Volume	Rate	Net

Change
Interest income on:
Loans (including LHFS and loan fees)	$(620)	$124	$(496)
Investment securities	(8)	(538)	(546)
Interest bearing deposits	12	(1)	11
	(616)	(415)	(1,031)

Interest expense on:
Deposits:
Interest-bearing demand	(4)	5	1
Savings and money market	16	(112)	(96)
Time	(103)	(181)	(284)
Borrowings	(9)	7	(2)
	(100)	(281)	(381)

	$(516)	$(134)	$(650)

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts, which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

	At December 31, 2011
	Maturing or Repricing in
	(dollars in thousands)

	Three Months	Four Months	1 to 5	Over 5
	or Less	to 12 Months	Years	Years	Total
Interest-earning assets:
Investment securities	$-	$1,014	$10,561	$4,114	$15,689
Loans (including LHFS)	26,652	4,997	13,130	2,499	47,278

Total interest-bearing assets	26,652	6,011	23,691	6,613	62,967

Interest-bearing liabilities:
Deposits:
Savings and demand	18,923	-	-	-	18,923
Time deposits	14,247	16,742	1,510	-	32,499
Other Borrowings	-	-	2,000	-	2,000

Total interest-bearing liabilities	33,170	16,742	3,510	-	53,422

Interest sensitive difference per period	$(6,518)	$(17,249)	$2,932	$9,545	$9,545

Cumulative interest sensitivity difference	$(6,518)	$(10,731)	$20,181	$6,613
Cumulative difference to total interest earning assets	(10.35)%	(27.40)%	4.65%	15.16%

At December 31, 2011, the difference between the Bank’s liabilities and assets repricing within one year was $10,731,000, therefore the Bank’s balance sheet was liability-sensitive. A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change. Because rate-sensitive interest-bearing liabilities exceed rate sensitive assets, in a rising rate environment the Bank’s earnings position is exposed to declining earnings. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk. For short-term interest rate risk, the Bank’s model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income. The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings. This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends. Our most recent data shows that the Bank’s net interest income would increase $37,000 on an annual basis if rates increased 100 basis points, and would decrease $43,000 on an annual basis if rates decreased 100 basis points.

Certain shortcomings are inherent in the methods of analysis presented in the foregoing paragraphs. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above. In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operations that management believes is necessary to maintain the allowance for loan losses at an appropriate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance. The provision charged to expense was $212,000 for the year ended December 31, 2011, as compared to the $750,000 that was charged against earnings in 2010. The loan portfolio decreased by approximately $4.7 million during the year ended December 31, 2011. The allowance for loan losses was $461,000, or 1.70%, of gross loans at December 31, 2011, compared to $478,000, or 1.50%, of gross loans at December 31, 2010.

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

The allocation of the allowance for loan losses by loan category at the date indicated is presented below (dollar amounts are presented in thousands):

	December 31, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$68,488	15%	$45,456	10%
Commercial Real Estate	19,754	4%	17,043	3%
Construction and Land	91,437	20%	191,655	40%
Home Equity	37,663	8%	51,660	11%
All Other Real Estate	228,283	50%	145,100	30%

Consumer	15,830	3%	27,125	6%
	$461,375	100%	$478,039	100%

The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

	For the years ended December 31,
	2011	2010

Balance at the beginning of period	$478	$415
Charge-offs:
Residential Real Estate	232	285
Construction and Land	8	373
Consumer	30	35
Total Charged-off	270	693

Recoveries:
Residential Real Estate	24	-
Consumer	17	6
Total Recoveries	41	6

Net Charge-offs	229	687

Provision for Loan Loss	212	750

Balance at end of period	$461	$478

Total loans at end of period	$27,147	$31,896

Average loans outstanding (excluding LHFS)	$28,994	$34,956

As a percentage of average loans:
Net loans charged-off	0.79%	1.97%
Provision for loan losses	0.73%	2.15%

Allowance for loan losses as a percentage of:
Year end loans	1.70%	1.50%

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

At December 31, 2011, there were $1,423,000 in loans outstanding, which were accounted for as non-accrual loans compared to $1,502,000 in outstanding loans accounted for as non-accrual loans at December 31, 2010. Total non-performing assets were $2,768,000 at December 31, 2011, compared to $2,024,000 at December 31, 2010, an increase of $744,000, which includes an increase in other real estate owned of $225,000. In addition, one commercial real estate loan with a balance of $598,000 was ninety days past due and still accruing at December 31, 2011 but has subsequently renewed and is current. Interest income that would have been reported on the non-accrual loans in 2011 and 2010 was approximately $50,965 and $40,862 respectively. Impaired loans approximated $1,320,000 and $1,493,000 as of December 31, 2011 and 2010, respectively. The allowance for loan loss did not include any specific allowances for impaired loans as of December 31, 2011 and 2010, respectively, as any impaired amounts were charged off and a related provision recorded.

At December 31, 2011, the allowance for loan losses represented 23% of the amount of non-performing loans, compared to 32% at December 31, 2010. All of the nonperforming loans at December 31, 2011 are secured by real estate with the exception of $8,000 which is ~~a~~ commercial loan secured by a vehicle. We have prepared impairment analyses on each of the nonperforming loans at December 31, 2011. The analyses included an evaluation of the underlying collateral on these loans. To evaluate the value of the underlying collateral, bank administration examines both the value of any cash flows and the fair value of the collateral as determined by appraisals, evaluations, cost of sale and/ or holding of the collateral and bank officer inspections and resulting opinions. During 2011, $32,000 in losses have been recorded as charge-offs on these loans and we believe that such remaining collateral is sufficient to minimize future losses. The downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

The following is a summary of risk elements in the balance sheets at December 31, 2011 and at December 31, 2010:

	December 31, 2011	December 31, 2010

Loans on Nonaccrual	$1,423,103	$1,502,035
Loans Past Due 90 Days and Still Accruing	597,978	-
Other Real Estate Owned and Repossessions	747,238	522,061

Total Nonperforming Assets	$2,768,319	$2,024,096

Total Nonperforming Assets as a Percentage of Total Assets	4.00%	2.81%

Non-interest Income and Expense

The Bank looks for business opportunities which will enable it to grow and increase its value for all its stakeholders. Due to regulatory changes in the mortgage industry, the Bank expanded its mortgage operations to take advantage of the new opportunities that now exist when partnering a bank with a mortgage operation. During the second quarter 2010, the Bank added a new mortgage call center in Roswell, Georgia. Our mortgage division was previously comprised of the Gainesville mortgage location, a retail production/operations hub located in Roswell, Georgia, and an online mortgage business, Century Point Mortgage. Retail sales personnel have been added in the Gainesville and Roswell locations to expand our presence there. Century Point Mortgage has been streamlined to enhance profitability and to allow for sustained growth. We anticipate that the partnership of the banking and mortgage worlds will drive higher earnings and greater shareholder value for the Bank in the upcoming year. Revenues from the mortgage division are primarily non-interest income of fees, and gains on sales of the loans. Interest income is earned on the loans from the time they are closed to the time they are sold, which is typically two weeks. Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

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

For the year ended December 31, 2011, non-interest income was $4,560,000 compared to $5,884,000 for the year ended December 31, 2010, a decrease of $1,324,000, or 23%. The decrease in non-interest income was primarily due to a decrease in mortgage banking income, due to slowdown in mortgage division production during the first half of 2011 . The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded. The Bank funded $179.8 million in mortgage loans during 2011, a decrease of $32.0 million, or 15%, from the same period a year ago. Net gains on sales of securities were $56,842 and $145,602 for the years ended December 31, 2011 and 2010, respectively.

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

Total non-interest expense for the year ended December 31, 2011 was $6,926,000 compared $7,595,000 for the year ended December 31, 2010, a decrease of $669,000, or 9%.

Salaries and benefits, the largest component of non-interest expense, were $3,548,000 for the year ended December 31, 2011, as compared to $4,404,000 for the year ended December 31, 2010, a decrease of $856,000, or 19%. The Bank has reduced expenses by $311,000 as a result of the loan production office closures in early 2010 and executive pay reductions of $82,000. Mortgage division salaries are primarily variable, including commissions and incentives that are based on production volume which has decreased approximately $32 million in 2011 and as a result salaries and benefits attributable to the mortgage division decreased by $463,000 for the year.

Total occupancy and equipment expenses for the year ended December 31, 2011, were $441,000 as compared to $445,000 for the year ended December 31, 2010, a decrease of $4,000, or 1%. While occupancy expense attributable to the growth initiatives in the mortgage division increased expenses by $37,000 for the year, the Bank has concurrently reduced expenses by $40,000 as a result of the loan production office closures in early 2010.

Professional fees for the year ended December 31, 2011, were $350,000 compared to $399,000 for the year ended December 31, 2010, a decrease of $49,000, or 12%. There was a decrease in legal fees of $24,000 due primarily to nonrecurring expenses for SEC filing requirements in 2010. Consulting fees decreased $20,000 due primarily to nonrecurring expenses for strategic planning in 2010.

Marketing expenses for the year ended December 31, 2011, were $442,000 compared to $245,000 for the year ended December 31, 2010, an increase of $197,000, or 81%. The increase in advertising expense resulted in a 64% increase for 2011 in closed loan volume through the companies’ Call Center platform which includes the Century Point Mortgage division. Key elements of Century Point’s web-based demand generation program are advertising on mortgage rate websites, paid search advertising, search engines optimizations and social media tools. As the mortgage divisions are evolving and maturing, the marketing budget is being analyzed and directed to the most successful techniques.

The Bank has entered into a master service agreement and data processing agreement with First Covenant Bank, an entity in which William R. Blanton, a director and Chief Executive Officer of the Company, is a principal owner. For the year ended December 31, 2011 and 2010 the total billed for data processing services was $248,000 and $262,000, respectively, a decrease of $14,000, or 5%, due to decreased transactional volume. For the year ended December 31, 2011 and 2010 the total billed under the master services agreement was $614,000 and $392,000, respectively, an increase of $222,000, or 57%. The primary driver for the increase was the engagement of additional management services for the mortgage division.

Insurance, taxes, and regulatory assessment expenses totaled $249,000 for the year ended December 31, 2011, compared to $322,000 for the year ended December 31, 2010, a decrease of $73,000, or 23%. During the year ended December 31, 2011, the Bank’s FDIC expense decreased $94,000, OCC assessments costs decreased $20,000 , directors’ and officers’ liability insurance premiums decreased $11,000, and business occupation tax increased $32.000 over the same period in 2010.

Lending related expenses were $569,000 for the year ended December 31, 2011 compared to $671,000 for the year ended December 31, 2010, a decrease of $102,000, or 15%. Loan origination costsd decreased $46,000 related to appraisal expenses generated by the mortgage division. Other real estate owned expenses decreased $59,000 in 2011, after several properties were written down to fair market value in 2010.

Other non-interest expenses were $322,000 for the year ended December 31, 2011, compared to $319,000 for the year ended December 31, 2010, a decrease of $3,000, or 1%.

Income Taxes

At December 31, 2011, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $10,484,000 and $10,566,000, respectively, which will expire beginning in 2022 if not previously utilized. The utilization of the net operating loss carry forward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company.

Financial Condition

Total assets decreased $2,762,000, or 4%, from $72,051,000 at December 31, 2010 to $69,289,000 at December 31, 2011. The primary changes in the asset mix was in investment securities, which decreased by $978,000, or 6%, loans which decreased $4,748,000, or 15%, and loans held for sale which increased by $6,221,000, or 45%. Total deposits decreased by $6,105,000, or 10%, from December 31, 2010 to December 31, 2011. Total shareholders’ equity increased $166,000 from $6,645,000 at December 31, 2010 to $6,811,000 at December 31, 2011. During 2010, we received proceeds of $1,261,707 less stock issuance costs of $18,877 from the sale of 1,883,145 shares in a private placement stock offering.

Loans

Gross loans totaled $27,147,000 at December 31, 2011, a decrease of $4,748,000, or 14.9%, since December 31, 2010. While management is continuously investigating opportunities to generate loan growth and diversify its loan portfolio, there remains a lack of quality lending opportunities resulting from the extended economic malaise in the local market and Georgia. Balances within the major loans receivable categories as of December 31, 2011 and December 31, 2010 are as follows (amounts are presented in thousands):

	2011		2010
Commercial and Financial	$3,090	11%	$2,947	9%
Commerical Real Estate	7,630	28%	10,484	33%
Construction and Land	3,310	12%	5,161	16%
Home Equity	2,541	9%	3,010	9%
All Other Real Estate	10,174	38%	9,432	30%

Consumer	398	2%	838	3%
Unamortized Loan Costs	4	-	24	-

Total	$27,147	100%	$31,896	100%

As of December 31, 2011, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

	Commercial and Financial	Commercial Real Estate	Construction and Land	Home Equity	Residential Real Estate	Consumer	Total

Within 1 year	$991	$3,068	$2,538	$1,282	$3,543	$96	$11,518
1 to 5 years	2,100	3,691	773	1,1114	5,150	302	13,130
Over 5 years	-	870	-	145	1,484	-	2,499
Totals	$3,091	$7,629	$3,311	$2,541	$10,177	$398	$27,147

As of December 31, 2011, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
Within 1 year	$848	$143	$991
1 to 5 years	2,100	-	2,100

Commercial Real Estate
Within 1 year	$2,594	$474	$3,068
1 to 5 years	3,691	-	3,691
Over 5 years	870	-	870

Construction and Land
Within 1 year	$2,198	$340	$2 538
1 to 5 years	773	-	773

Home Equity
Within 1 year	$1,282	$-	$1,282
1 to 5 years	1,114	-	1,114
Over 5 years	145	-	145

All Over Real Estate
Within 1 year	$1,934	$1,609	$3,543
1 to 5 years	5,150	-	5,150
Over 5 years	1,484	-	1,484

Consumer
Within 1 year	$96	-	$96
1 to 5 years	302	-	302

Investment Securities

The composition of the investment securities portfolio reflects First Century’s investment strategy for maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and providing collateral for borrowings and public unit deposits.

At December 31 2011, the Company’s investment portfolio primarily consisted of U.S. Government agency securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities and municipal securities.

Residential Mortgage-Backed Securities. At December 31, 2011, our residential mortgage-backed securities portfolio was comprised of $5,568,000 fair value of U.S. government agency-backed securities and $2,271,000 fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming residential mortgages with $5,231,000 fixed-rate and $337,000 variable-rate. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balance in excess of the amount qualifying for agency securities) and have fixed rates of interest.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

The fair value of sub-investment grade investment securities for which we have not recorded an other than temporary impaired (“OTTI”) credit loss as of December 31, 2011 totaled $1,247,000.

Commercial Mortgage-Backed Securities. The fair value of the non-agency commercial mortgage-backed securities portfolio was $4,069,000 at December 31, 2011 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on non-agency commercial mortgage-backed securities during 2011. In addition, no commercial mortgage-backed securities are below investment grade as of December 31, 2011.

If current housing and economic conditions were to worsen, if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur OTTI credit losses that would impact our Consolidated Income Statement and Capital Ratios.

In late 2008 and early 2009 with very few lending opportunities and the lack of any loan demand, the bank made a strategic decision to invest in AAA-rated commercial mortgage-backed securities due to inefficiencies that occurred within that market. The decision was to invest in intermediate-duration, high quality securities that would paydown over 18 to 48 months, providing cash flow for lending at a later date and providing for earnings stabilization immediately. Using very specific underwriting guidelines, securities were selected based upon the year of issuance, experience and quality of the issuer, geographic concentrations, property type concentrations and seniority of the security within the subordination structure. The decision was made to maintain this portfolio as a held-to-maturity portfolio given the company’s intent and ability to hold these securities until maturity.

We continually monitor and analyze these securities to ensure they maintain their intended performance characteristics. Should circumstances change, we will review the circumstances and determine the appropriateness of maintaining the securities as held-to-maturity in accordance with accounting guideline ASC 320-10-35.

Investment securities as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
Securities Available for Sale	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$879,586	$22,428	$(10,018)	$891,996
Mortgage Backed Securities-GNMA	1,611,637	47,969	-	1,659,606
Mortgage Backed Securities-FNMA and FHLMC	3,754,443	156,791	(2,509)	3,908,725
Private Label Residential Mortgage Backed Securities	2,171,356	99,628	-	2,270,984
Corporate Debt Securities	2,430,020	15,361	(17,343)	2,428,038
	$10,847,042	$342,177	$(29,870)	$11,159,349
Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$3,867,816	$200,953	$-	$4,068,769

	December 31, 2010
Securities Available for Sale	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair
		Gains	Losses	Value
Obligations of U.S. Government Agencies	$2,000,000	$-	$(82,562)	$1,917,438
Obligations of States and Political Subdivisions	332,455	-	(6,955)	325,500
Mortgage Backed Securities-GNMA	365,670	16,221	-	381,891
Mortgage Backed Securities-FNMA and FHLMC	457,571	6,312	(3,493)	460,390
Private Label Residential Mortgage Backed Securities	1,337,633	141,334	(12,879)	1,466,088
Private Label Commercial Mortgage Backed Securities	652,752	535	-	653,287
	$5,146,081	$164,402	$ (105,889)	$5,204,594

Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$766,732	$87,519	$-	$854,251
Private Label Commercial Mortgage Backed Securities	10,033,737	692,605	(230)	10,726,112
	$10,800,469	$780,124	$(230)	$11,580,363

During the third quarter of 2011, we sold one held to maturity non-agency residential mortgage-backed security with a fair value of $580,000 due to a deterioration of the underlying collateral and concern about the issuer’s creditworthiness in accordance with accounting guideline ASC 320-10-35. The Company determined the security was downgraded by a nationally recognized rating agency due to increased delinquency and default levels on the underlying mortgages and decreasing levels of support from the subordination structure. A slight gain of $53,000 was recorded due to the remaining discount on the security in question.

The Company has no remaining non-agency residential mortgage-backed security remaining in the held to maturity portfolio at December 31, 2011.

The amortized cost, estimated fair value, and weighted average yield of investment securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of States and Political Subdivisions
Less than 1 Year	$879,586	$891,996	5.96%	$-	$-	-
Corporate Debt Securities
1 to 5 Years	2,430,021	2,428,038	6.43%	-	-	-
Mortgage Backed Securities
Less than 1 Year	228,032	228,531	4.21%	123,514	125,454	10.35%
1 to 5 Years	5,952,827	6,179,801	3.11%	3,489,246	3,648,123	10.35%
5 to 10 Years	322,145	337,312	2.06%	255,057	295,192	9.58%
Over 10 Years	1,034,431	1,093,671	6.80%	-	-	-
	$10,847,042	$11,159,349	4.43%	$3,867,817	$4,068,769	10.30%

Deposits

At December 31, 2011, total deposits were $56,557,000, a decrease of $6,105,000, or 10%, from December 31, 2010. Demand deposits (interest bearing and non-interest bearing) totaled $10,155,000, a decrease of $2,256,000, or 18%, during 2011. Money Market Deposit Accounts and savings deposits decreased $2,024,000, or 13%, and time deposits decreased $1,825,000, or 5%, during the same time period. The majority of changes in deposit mix occurring in 2011 relate to the Bank’s continued focus on funding core banking activities with core deposits. The Bank maintains considerable non-core resources to fund the operations of its mortgage banking unit, which are short-term in nature. Management continues to refine deposit product offerings and interest rates paid on those products to ensure that core relationship based deposits are the primary funding source for the Bank.

Balances within the major deposit categories as of December 31, 2011 and 2010 are as follows (amounts are presented in thousands):

	2011		2010
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$5,134	N/A	$3,905	N/A
Interest-bearing demand deposits	5,021	0.73%	8,506	0.65%
MMDA and Savings deposits	13,902	0.99%	15,926	1.78%
Time deposits less than $100,000	10,667	1.76%	15,459	2.44%
Time deposits over $100,000	21,833	1.22%	18,866	1.29%
	$56,557		$62,662

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2011 are summarized as follows (amounts are presented in thousands):

Within 3 months	$12,246
After 3 through 6 months	2,040
After 6 through 12 months	6,586
After 12 months	961

Total	$21,833

Capital Resources

Total shareholders’ equity increased from $6,645,000 at December 31, 2010, to $6,811,000 at December 31, 2011.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. The Bank was considered “well capitalized” at December 31, 2011.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2011
Total Capital to
Risk-Weighted Assets	$6,807	15.46%	$3,523	8.00%	$4,404	10.00%
Tier I Capital to
Risk-Weighted Assets	6,346	14.41	1,761	4.00	2,642	6.00
Tier I Capital to
Average Assets	6,346	9.83	2,583	4.00	3,228	5.00

December 31, 2010
Total Capital to
Risk-Weighted Assets	$6,789	15.99%	$3,397	8.00%	$4,247	10.00%
Tier I Capital to
Risk-Weighted Assets	6,311	14.86	1,699	4.00	2,548	6.00
Tier I Capital to
Average Assets	6,311	8.50	2,968	4.00	3,710	5.00

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

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. The Bank has a line of credit totaling $13,260,000, representing 19.1% of the Bank’s total assets at December 31, 2011 with Federal Home Load Bank. At December 31, 2011, and 2010, the Bank had one term advance from the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $2,000,000. The advance bears interest at a fixed interest rate of 2.497% and matures on May 1, 2013. The Bank also had one daily rate credit advance from the FHLB in the amount of $3,000,000 outstanding at December 31, 2011. The Bank has pledged as collateral investment securities and loans with a carrying amount of $6,592,520, and eligible residential and commercial real estate loans with a carrying amount of $4,764,957 at December 31, 2011.

The Bank has a $1,000,000 unsecured federal fund line of credit available with Centerstate Bank of Florida As of December 31, 2011 there were no balances were outstanding.

The Bank is approved to borrow from the Federal Reserve Bank discount window program. As of December 31, 2011 the Bank’s primary borrowing capacity was $9,558,650, based on pledged investment securities with a carrying amount of $6,581,473, and eligible commercial real estate loans with a carrying amount of $4,361,943 at December 31, 2011. There were no advances outstanding at December 31, 2011 and 2010.

As disclosed in the Company’s consolidated statement of cash flows, net cash used by operating activities totaled $6,315,000 in 2011. The major use of cash from operating activities was the net change of $6,221,000 in loans held for sale consisting of originations of $179,340,000 offset by sales of $173,119,000. Net cash provided by investing activities totaled $5,606,000 in 2011, consisting primarily of purchases of investment securities available-for-sale of $11,000,000, purchases of premises and equipment of $269,000, offset by principal paydowns, maturities, calls, and sales of investment securities available-for-sale of $5,419,000, and investment securities held-to-maturity of $7,331,000, and net decrease in loans of $4,295,000. Net cash outflows from financing activities totaled $3,105,000, which were mainly attributable to net decrease in deposits of $6,105,000, offset by inflow from proceeds from borrowings of $3,000,000.

The following table outlines our various sources of borrowed funds during the years ended December 31, 2011 and 2010, the amounts outstanding at the end of each period and the weighted-average interest rates paid for each borrowing source.
		Period-		Weighted- Average	Maximum Outstanding
	Ending	End	Average	Rate for	at any
(Dollars in thousands)	Balance	Rate	Balance	Year	Month End
December 31, 2011
Federal Home Loan Bank daily rate advances	$3,000	0.36%	$548	0.37%	$4,050
Federal Home Loan Bank fixed rate advances	2,000	2.50%	2,000	2.50%	2,000
Federal reserve discount window	—	—%	10	0.75%	1,000

December 31, 2010
Federal Home Loan Bank daily rate advances	$—	—%	$1,003	0.48%	$4,015
Federal Home Loan Bank fixed rate advances	2,000	2.50%	2,000	2.50%	2,000
Federal reserve discount window	—	—%	10	0.61%	-

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2011:

Commitments to extend credit	$1,149,000
Standby letters of credit	$550,000

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

Selected Ratios

The following table sets out specified ratios of the Company for the years indicated.

	2011	2010

Net income (loss) to:
Average shareholders’ equity	(1.58)%	12.45%
Average assets	(0.15)%	0.93%
Dividends to net income	-	-
Average equity to average assets	9.16%	7.50%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements.

The following financial statements are included as Exhibit 13, and are incorporated herein by reference:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets;

•	Consolidated Statements of Operations

•	Consolidated Statements of Comprehensive Income (Loss);

•	Consolidated Statements of Changes in Stockholders’ Equity;

•	Consolidated Statements of Cash Flows; and

•	Notes to Consolidated Financial Statements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The Company’s Board of Directors currently consists of seven members. Each director serves a one-year term, expiring at the annual meeting of shareholders, upon the election and qualification of the director’s successor. The following table shows for each director: (a) his or her name; (b) his or her age at December 31, 2011; (c) how long he or she has been a director of the Company; and (d) his or her position with the Company and the Bank.

Name (Age)	Director Since	Position with the Company

William A. Bagwell, Jr. (40)	2007	Director of the Company and Bank
William R. Blanton (64)	2007	Chairman, President, Chief Executive Officer, and Director of the Company and Bank
Lanny W. Dunagan (60)	2002	Director of the Company and Bank
William M. Evans, Jr. (60)	2007	Director of the Company and Bank
Richard T. Smith (65) (1)	2012	Director of the Company and Bank
Dr. Wendell A. Turner (54)	2001	Director of the Company and Bank
R.K. Whitehead III (46)	2007	Director of the Company and Bank

(1) Mr. Smith joined the board in February 2012

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

William R. Blanton. Mr. Blanton is a 40 year veteran of the banking industry where he has held executive position including CFO and CEO at First Capital Bank in Norcross, Georgia, Investors Bank & Trust in Duluth, Georgia, and at several other community banks. He currently serves as Vice Chairman, CEO, and Board member of First Covenant Bank, in Commerce, Georgia. Previously, he was President of a bank consulting firm, Bank Analysts, a bank turn aound firm and a bank examiner for the Georgia Department of Banking and Finance. Mr. Blanton has served on the National Small Business Administration Advisory Council, and the Small Bank Advisory Committee of Robert Morris and Associates. Mr. Blanton is also the Owner/Partner of the 1475 Holding Company, LLC (DBA as Cinc Systems, LLC/Accounting Integrators, LLC), a software company specializing in software for the Banking and Not-for Profit industries. He is the Managing Member of Terrazza Realty Advisors, LLC, Terrazza Realty Investments, LLC, Skatt Investments, LLC, real estate investment companies. He is a graduate of Georgia State University, with a degree in accounting, and a native of Tifton, Georgia.

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

William M. Evans, Jr. Mr. Evans is the President of Fox Creek Properties, Inc., a land development business, a position he has held since 1973. He is also a Vice-President with Piedmont Investments. Mr. Evans has been a founding member of three banks: Heritage Bank, Premier Bankshares and Piedmont Bank. He most recently served as chairman of Piedmont Bank from 2001 until its sale in 2006 to PrivateBancorp, Inc., which is publicly traded under the symbol PVTB. Mr. Evans holds a degree in accounting and finance from West Georgia College and an M.B.A. from the University of Georgia. Mr. Evans’ banking experience is to the board as it manages the Company’s affairs in this difficult economic environment. He also has extensive experience in various land development projects, which provides unique knowledge of the market in which we operate.

Richard T. Smith. Mr. Smith is the managing partner of the Atlanta law firm, Smith, Ronick & Corbin, LLC. He founded its predecessor in 1981. Prior to that he was a partner in the international law firm of Hansell, Post, Brandon and Dorsey. He has extensive experience in both residential and commercial mortgage closings and title insurance examinations, and represents the Georgia divisions of several large national residential home building companies. He has served on the board of two Georgia banks, most recently from 2005 to 2007 on the board of Flag Bank, and prior to that as member of the board of First Capital Bank from 1986-2005. Mr. Smith holds a law degree from Emory University School of Law and an undergraduate degree in finance from Georgia State University. He is also a member of the board of the Georgia Aviation Authority.

Dr. Wendell A. Turner. Dr. Turner is a medical doctor and has been practicing with Gainesville Gynecology, LLC since 2007. Prior to opening Gainesville Gynecology, LLC, he practiced with Lanier OB/GYN Associates LLC from 1986 until 2007. Dr. Turner holds an associates degree in arts from Clayton State College and a bachelor of science degree in chemistry from the Georgia Institute of Technology. He received his M.D. degree from the Medical College of Georgia in 1982. Dr. Turner’s ties to the local community and analytical skills are useful assets to the board.

R.K. Whitehead III. Mr. Whitehead has served as the President of Whitehead Die Casting Co., an aluminum and zinc die casting manufacturer, since 1990. Mr. Whitehead is also the President of WDI Company, a real estate business located in Gainesville, Georgia. In addition, he holds several committee positions with the Northeast Georgia Health System: Finance Committee (Chairman), Treasury Sub-Committee, Executive Committee, Compensation Committee, Real Estate Committee, and Strategic Planning Committee. In addition, he is the Chairman of the Chicopee Woods Area Park Commission,is the past Chairman of Elachee Nature Science Center and serves as Treasurer of North House. He is a past Chairman of the Greater Hall Chamber of Commerce. Mr. Whitehead holds a Bachelor of Mechanical Engineering from the Georgia Institute of Technology. Mr. Whiteheads’s professional experience as a successful local business executive provides the board with business insight and a unique knowledge of the markets we serve.

Executive Officers

The table below shows the following information for the Company’s and the Bank’s executive officers as of March 30, 2012: (a) his or her name; (b) his or her age at December 31, 2011; (c) how long he or she has been an executive officer of the Company; and (d) his or her positions with the Company and the Bank:

Name (Age)	Executive Officer Since	Position with the Company and Business Experience

William R. Blanton (64)	2008	Chairman, President and Chief Executive Officer of the Company and the Bank
Denise Smyth (48)	2008	Chief Financial Officer of the Company and the Bank

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

           Based on a review of Section 16(a) reports and written representations from our directors and executive officers, we believe that all applicable Section 16(a) reports were filed by our directors, officers and 10% shareholders during the fiscal year ended December 31, 2011.

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

Audit Committee

The Boards of Directors of the Company and the Bank have established a joint Audit Committee for the purpose of reviewing the Company’s annual report and internal audit report of independent public accountants. The Audit Committee members for 2011 were Chairman; William M. Evans, Jr., Lanny W. Dunagan; and William A. Bagwell, Jr. J. Allen Nivens resigned the Board and audit committee in February 2011. Richard T. Smith was appointed to the audit committee in February 2012. Each of these members meets the requirement for independence set forth in the NASDAQ Global Market listing standards. Our Board of Directors has determined that Mr. Evans qualifies as audit committee financial experts under the SEC rules.

Item 11.	Executive Compensation.

The following table sets forth the annual and other compensation paid or accrued in 2011 for our principal executive officer and our principal financial and accounting officer. No other executive officers of the Company are required to be included in table, or were paid $100,000 or more in total compensation during 2011 or 2010. Ms. Smyth performs services for the Company through a Master Services Agreement with First Covenant Bank and therefore did not receive compensation in 2011 or 2010 directly from the Company. For more information about the Master Services Agreement, please see the summary provided in Item 13 of this Annual Report on Form 10-K, which is qualified in its entirety by reference to the Master Services Agreement, filed herewith as Exhibit 10.5.

	Annual Compensation
Name and Principal Position During 2011	Year	Salary	Bonus	Total

William Blanton	2011	$48,000	$-	$48,000
President and CEO of the Company and the Bank
(Principal executive officer)

Denise Smyth	2011	$-	$-	$-
CFO of the Company and the Bank
(Principal financial and accounting officer)

The Company does not have any employment agreements or other arrangments with any of its executive officers.

Outstanding Equity Awards at December 31, 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
William R. Blanton	1,946,465	-	$0.67	No expiration
William R. Blanton	375,000	-	$0.67	June 20, 2020

Director Compensation

The directors of the Company were not compensated for their services as directors for fiscal year 2011.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	109,834	$2.55	640,166
Equity compensation plans not approved by security holders	253,393	$8.03	-

Total	363,227	$6.37	640,166

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

Warrant Agreements with Certain of the Company’s Directors. On March 25, 2002, the Company issued warrants to its directors to purchase an aggregate of 199,736 shares of the Company’s common stock at an exercise price of $10.00 per share. The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors. Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable. Exercisable warrants will generally remain exercisable for the 10-year period following the date of issuance. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. As of December 31, 2011, 153,393 warrants remained outstanding all of which are exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 25, 2012 by (a) each director and the executive officers named in the Summary Compensation Table; (b) the executive officers and all directors, as a group; and (c) owners of more than 5% of our outstanding common stock,. The information shown below is based upon information furnished to the Company by the named persons. Other than the directors, executive officers, and shareholders listed below, we are unaware of any holder of more than 5% of the Company’s common stock.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days of March 25, 2012.

Name	Number of Shares	Exercisable Warrants & Options(1)	Total Beneficial Ownership	% of Class (2)	Nature of Beneficial Ownership
Directors:
William A. Bagwell, Jr.	546,350	752,979	1,299,329	14.6%	Includes 496,507 shares and warrants to purchase 678,354 shares held by Homestead Investment, LLC; and 9,336 shares and warrants to purchase 37,312 shares held by Hanging Rock, LLC
William R. Blanton	1,698,804	2,321,465	4,020,269	38.5%
Lanny Dunagan	62,042	33,334	95,376	1.2%	Includes 500 shares held jointly with Mr. Dunagan’s son
William M. Evans, Jr.	956,815	858,396	1,815,211	20.2%	Includes 424,385 shares and warrants to purchase 634,517 shares held by Silver Hill Enterprises LP ; and 529,236 shares and warrants to purchase 223,879 shares held by Mr. Evan’s spouse

Richard T. Smith	557,214	223,880	781,094	9.4%
Denise Smyth	-	-	-	-%
Dr. Wendell Turner	177,178	56,918	234,096	2.9%
R. K. Whitehead, III	125,392	229,559	354,951	4.3%
All Directors and Executive Officers as a Group (7 persons):
	4,123,795	4,476,531	8,600,326	91.0%

5 Percent Shareholders:

Golden Isles Reinsurance Co. Ltd. (3)	666,668	0	666,668	8.2%

Joe E. McCart (4)	725,000	225,000	950,000	11.4%

Neil Strickland (5)	225,000	225,000	450,000	5.4%

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

(2) Based on 8,120,623 shares of common stock of the company outstanding as of December 31, 2011, plus the number of shares which the named person exercising all options or warrants has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

(3) Golden Isles Reinsurance Co. address is 4800 River Green Parkway, Duluth, GA 30096. The shares are owned directly by Golden Isles Reinsurance Company, Ltd., which is a wholly owned subsidiary of Strickland Group LLC, which is a wholly owned subsidiary of Golden Isles Underwriters, Inc. As chairman of Golden Isles Reinsurance Company, Ltd., president of Strickland Group LLC, and chairman of Golden Isles Underwriters, Inc., Neil H. Strickland shares voting and investment power with respect to the shares held directly by Golden Isles Reinsurance Company, Ltd. with Reginald Strickland, 50% partner.

(4) Joe E. McCart’s address is 5719 Legends Club Circle, Braselton, GA 30517.

(5) Neil Strickland’s address is 2031 Cowart Road, Dawsonville, GA 30534.

The information with respect to our equity compensation plans is included in Item 11.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company’s directors and officers, and the businesses and other organizations with which they are associated, from time to time may have banking transactions in the ordinary course of business with the Bank. The Bank’s policy is that any loans or other commitments to those persons or entities be made in accordance with applicable law and on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable loans with persons not related to the lender. All transactions with affiliates must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of directors including a majority of disinterested directors.

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

The following summary reflects activities for related party loans for the years ended December 31:

	2011	2010

Balance, Beginning	$112,921	$118,501
New Loans	365,924	417,624
Principal Repayments	(107,745)	(423,203)

Balance, Ending	$371,100	$112,922

As of December 31, 2011 and 2010, deposit accounts for related parties totaled approximately $1,165,000 and $1,156,000, respectively.

The Bank has entered into a master service agreement and data processing agreement with First Covenant Bank, an entity in which William R. Blanton, a director and the Chief Executive Officer of the Company, is a principal owner and Chief Executive Officer. For the year ended December 31, 2011 and 2010 the total billed for data processing services was $248,125 and $262,289, respectively. For the year ended December 31, 2011 and 2010 the total billed under the master services agreement was $613,972 and $392,196, respectively.

The Bank is affiliated with CINC Systems (“CINC”), a software services company, an entity in which William R. Blanton, a director and the Chief Executive Officer of the Company, is a principal owner. The Bank has contracted with CINC for it to provide the Bank with web and server hosting facilities. For the years ended December 31, 2011 and 2010 the total expense incurred for these services was $19,200 and $19,522, respectively.

The Bank is affiliated with Gunn Consulting, dba Accounting Integrators (“AI”), a software services company, a software services company. The Bank and AI are affiliated through common management. The Bank licenses software from AI on terms no less favorable than could be obtained from an unaffiliated third party. The Bank pays a license fee to AI equal to 100 basis points of the average balances of deposits acquired as a result of the relationship with AI. Those fees are included in noninterest expense and totaled $7,727 and $0 for the years ended December 31, 2011 and 2010, the Bank had outstanding deposits of approximately $4,185,000 and $0, respectively, from AI.

The Bank has certain loans with a carrying amount of $2,034,894 and $1,865,093 as of December 31, 2011 and 2010, respectively, which were purchased from First Covenant Bank, an entity in which William R. Blanton is a principal owner.

The Bank sold certain loans with a carrying amount of $1,778,867 and $3,814,555 as of December 31, 2011 and 2010, respectively, to First Covenant Bank.

Director Independence

The Board of Directors determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NASDAQ Global Market listing standards. The Board of Directors determined that each of the following non-employee directors is independent and has no material relationship with the Company, except as a director and shareholder of the Company: William Bagwell, Jr., William Evans, Jr., Lanny W. Dunagan, Richard T. Smith, Dr. Wendell A. Turner and R.K. Whitehead, III. In addition, based on such standards, William R. Blanton is not independent because he serves as our Chief Executive Officer. All of the members of our audit, nominating and compensation committees are independent with the exception of William R. Blanton, who serves on our nominating committee.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed and, as to audit and audit-related fees, expected to be billed to the Company for the fiscal years ended December 31, 2011 and 2010 by Mauldin and Jenkins, LLC.

	2011	2010
Audit Fees 1	$76,000	$75,500

Tax Fees 2	4,800	4,500

Total Fees	$80,800	$80,000

1	Represents fees related to the audit and quarterly reviews of consolidated financial statements of the Company and review of regulatory filings.
2	Represents fees related to tax compliance, tax advice and tax planning service.

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

13	Audited Financial Statements

21	Subsidiaries of First Century Bancorp.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.(1)

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

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

By:/s/ William R. Blanton
William R. Blanton,
Chief Executive Officer

Date: March 29, 2012

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

Signature	Title	Date

/s/ William R. Blanton	Chairman and Principal Executive Officer	March 29, 2012
William R. Blanton

/s/ Denise Smyth	Principal Financial and Accounting Officer	March 29, 2012
Denise Smyth

/s/ William A. Bagwell, Jr.	Director	March 29, 2012
William A. Bagwell

/s/ William M. Evans, Jr.	Director	March 29, 2012
William M. Evans, Jr.

/s/ Lanny W. Dunagan	Director	March 29, 2012
Lanny W. Dunagan

/s/ Dr. Wendell A. Turner	Director	March 29, 2012
Dr. Wendell A. Turner

/s/ Richard T. Smith	Director	March 29, 2012
Richard T. Smith

/s/ R.K. Whitehead, III	Director	March 29, 2012
R. K. Whitehead, III

EXHIBIT INDEX

Exhibit Number	Description

13	Audited Financial Statements.

21	Subsidiaries of First Century Bancorp.

24	Power of Attorney (contained in Signature Page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200232.1.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
GAINESVILLE, GEORGIA

CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2011 AND 2010 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FIRST CENTURY BANCORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Century Bancorp and Subsidiary
Gainesville, Georgia

We have audited the accompanying consolidated balance sheets of First Century Bancorp and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Century Bancorp and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
March 29, 2012

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010

Cash and Due from Banks	$281,288	$260,781
Interest Bearing Deposits with Banks	1,865,877	5,701,043
Total Cash and Cash Equivalents	2,147,165	5,961,826

Investment Securities
Available for Sale, at Fair Value	11,159,349	5,204,594
Held to Maturity, at Cost (Fair Value of $4,068,769, and $11,580,363 as of December 31, 2011 and 2010, Respectively)	3,867,816	10,800,469

Total Investments Securities	15,027,165	16,005,063

Other Investments	662,200	620,100

Loans Held for Sale	20,129,386	13,908,172

Loans	27,147,445	31,895,912
Allowance for Loan Losses	(461,455)	(478,039)

Net Loans	26,685,990	31,417,873

Premises and Equipment	3,160,240	3,076,825

Other Real Estate Owned	747,238	522,061

Other Assets	729,268	539,480

Total Assets	$69,288,652	$72,051,400

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010

Deposits
Noninterest-Bearing	$5,134,053	$3,905,003
Interest-Bearing	51,422,983	58,757,378

	56,557,036	62,662,381

Borrowings	5,000,000	2,000,000

Other Liabilities	920,995	744,224

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; No Shares Issued	-	-
Common Stock, No Par Value; 300,000,000 Shares Authorized; 8,121,293 Shares Issued and Outstanding	17,042,517	17,030,466
Accumulated Deficit	(10,543,197)	(10,445,022)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive Income	312,306	60,356

	6,810,621	6,644,795

Total Liabilities and Stockholders’ Equity	$69,288,652	$72,051,400

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Interest Income
Loans, Including Fees	$2,019,726	$2,515,885
Investments	1,158,206	1,704,441
Interest Bearing Deposits	21,434	9,933

Total Interest Income	3,199,366	4,230,259

Interest Expense
Deposits	667,588	1,046,314
Borrowings	52,736	55,478

Total Interest Expense	720,324	1,101,792

Net Interest Income	2,479,042	3,128,467

Provision for Loan Losses	211,589	750,390

Net Interest Income After Provision for Loan Losses	2,267,453	2,378,077

Noninterest Income
Service Charges on Deposits	18,849	49,420
Mortgage Banking Income	4,450,801	5,613,400
Securities Gains	56,842	145,602
Other	33,976	75,797

	4,560,468	5,884,219

Noninterest Expense
Salaries and Employee Benefits	3,548,137	4,403,509
Occupancy and Equipment	440,764	444,912
Professional Fees	350,072	398,568
Advertising and Marketing	442,000	244,652
Data Processing	1,005,603	791,468
Insurance, Tax, and Regulatory Assessments	248,689	322,274
Lending Related Expense	568,669	671,388
Other Noninterest Expense	322,162	318,613

Total Noninterest Expense	6,926,096	7,595,384

Income (Loss) Before Income Taxes	(98,175)	666,912

Provision for Income Taxes	-	-

Net Income (Loss)	$(98,175)	$666,912

Earnings (Losses) Per Share
Basic	$(.01)	$.10
Diluted	$(.01)	$.10

Weighted Average Shares Outstanding	8,121,293	6,615,252

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DECEMBER 31, 2011 AND 2010

	2011	2010

Net Income (Loss)	$(98,175)	$666,912

Other Comprehensive Income
Unrealized Gains on Securities Arising During the Year	308,792	472,487
Reclassification Adjustment for gains on sales of securities realized in net income (loss)	(56,842)	(145,602)

Net Change in Unrealized Gains on Securities	251,950	326,885

Comprehensive Income	$153,775	$993,797

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

							Accumulated
	Preferred Stock		Common Stock		Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2009	75,000	$750,000	4,998,820	$14,948,028	$(11,031,585)	$(1,005)	$(266,529)	4,398,909

Issuance of Common Stock	-	-	1,883,145	1,261,707	-	-	-	1,261,707
Common Stock Issuance Costs	-	-	-	(18,877)	-	-	-	(18,877)
Exchange of Preferred Stock plus accrued dividends for Common Stock	(75,000)	(750,000)	1,239,328	830,349	(80,349)	-	-	-
Stock Compensation Costs	-	-	-	9,259	-	-	-	9,259
Net Change in Unrealized Gain on Securities Available for Sale	-	-	-	-	-		326,885	326,885
Net Income	-	-	-	-	666,912	-	-	666.912

Balance, December 31, 2010	-	$-	8,121,293	$17,030,466	$(10,445,022)	$(1,005)	$60,356	$6,644,795

Stock Compensation Costs	-	-	-	12,051	-		-	12,051
Net Change in Unrealized Gain on Securities Available for Sale	-	-	-	-	-		251,950	251,950
Net Loss	-	-	-	-	(98,175)		-	(98,175)

Balance, December 31, 2011	-	$-	8,121,293	$17,042,517	$(10,543,197)	$(1,005)	$312,306	$6,810,621

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(98,175)	$666,912
Adjustments to Reconcile Net Income (Loss)
Net Cash Used by Operating Activities
Provision for Loan Losses	211,589	750,390
Depreciation	180,703	187,840
Amortization and Accretion	(331,884)	(722,633)
Loss on Sale of Premises and Equipment	1,919	10,543
Loss on Sale of Other Real Estate Owned	-	34,644
Writedown of Other Real Estate Owned	-	67,512
Gains on Sales of Securities	(56,842)	(145,602)
Stock Compensation Expense	12,051	9,259
Originations of Mortgages Held for Sale	(179,340,451)	(211,246,366)
Proceeds from Mortgages Held for Sale	173,119,237	206,975,317
Change In
Other Assets	(189,787)	(108,148)
Other Liabilities	176,771	143,854

	(6,314,869)	(3,376,478)

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(11,131,392)	(3,000,000)
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	5,418,681	2,242,552
Proceeds from the Sale of Investment Securities Available for Sale	-	3,524,842
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	6,751,574	4,797,322
Proceeds from the Sale of Investment Securities Held to Maturity	579,712	2,014,129
Purchases of Other Investments	(146,450)	(221,700)
Proceeds from the Sale of Other Investments	104,350	2,400
Net Change in Loans	4,295,116	4,014,583
Proceeds from the Sale of Other Real Estate Owned	-	62,356
Proceeds from the Sale of Other Assets	-	24,107
Purchases of Premises and Equipment	(268,818)	(1,018,600)
Proceeds from Sale of Premises and Equipment	2,780	26,655

	5,605,553	12,468,646

Cash Flows from Financing Activities
Net Change in Deposits	(6,105,345)	(6,904,298)
Proceeds from Borrowings	3,000,000	-
Payment of Stock Issuance Costs	-	(18,877)
Proceeds from the Issuance of Common Stock	-	1,261,707

	(3,105,345)	(5,661,468)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,814,661)	3,430,700

Cash and Cash Equivalents, Beginning	5,961,826	2,531,126

Cash and Cash Equivalents, Ending	$2,147,165	$5,961,826

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Nature of Operations

The Bank provides a variety of retail and commercial banking services for consumers and businesses located in the northern Georgia market, with its main branch office located in Gainesville, Georgia.  Lending and investing activities are funded primarily by deposits gathered through its banking offices.

In 2010, the Bank closed the Oakwood loan and deposit production (LP/DP) office in south Hall County, Georgia, and an Athens LP/DP office in Athens-Clarke County, Georgia, that had been opened in 2008. This was done in order to focus resources on expanding the mortgage division.

The Bank expanded its mortgage operations to take advantage of the new opportunities that now exist when partnering a bank with a mortgage operation.  During the second quarter 2010, the Bank added a new retail mortgage call center in Norcross, Georgia.  Our mortgage division was previously comprised of the Gainesville mortgage location, a retail production/operations hub located in Roswell, Georgia, and an online mortgage division, Century Point Mortgage, located in Norcross, Georgia.  These groups moved to a new, more economical, office in Roswell, Georgia in September 2011.

We anticipate that the partnership of the banking and mortgage worlds will drive higher earnings and greater stockholder value for the Bank in the future.  Revenues from the mortgage division are primarily non-interest income of fees, and gains on sales of the loans.  Interest income is earned on the loans from the time they are closed to the time they are sold, which is typically two weeks.  Expenses are primarily salaries and commissions, occupancy, and loan origination expenses such as appraisals.

Principles of Consolidation

The consolidated financial statements include the accounts of First Century Bancorp. (the Company) and its wholly-owned subsidiary, First Century Bank, National Association (the Bank).  All significant intercompany balances and transactions have been eliminated in consolidation. The mortgage operations are a department of the Bank.

Use of Estimates

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate owned, the determination of fair value of securities, the determination of fair value of financial instruments, and the valuation of deferred tax assets.

Concentrations of Credit Risk

Lending is concentrated in mortgage, commercial and consumer loans to borrowers in our market area.  In management’s opinion, although the Bank has a high concentration of real estate loans, these loans are adequately collateralized, or adjusted to fair value if impaired, and do not pose an adverse credit risk.

The success of the Bank is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves.  No assurance can be given that the current economic conditions will not continue.  Adverse changes in the economic conditions in these geographic markets would likely have a detrimental effect on the Bank’s results of operations and financial condition. The operating results of the Bank depend primarily on its net interest income and mortgage origination income.  Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

At times, the Bank may have cash and cash equivalents at financial institutions in excess of insured limits.  The Bank places its cash and cash equivalents with high credit quality financial institutions whose credit rating is monitored by management to minimize credit risk.

Investment Securities

Investment securities are recorded as available for sale or held to maturity.  Securities held to maturity are those which the Bank has the ability and intent to hold until maturity.  All other securities not classified as held to maturity are considered available for sale.

Securities available for sale are reported at estimated fair value.  Unrealized gains and losses on securities available for sale are excluded from earnings and are reported in accumulated other comprehensive income, a component of stockholders’ equity.  Gains and losses from sales of securities are computed using the specific identification method and recorded on the trade date.  Securities available for sale may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements or unforeseen changes in market conditions.  Premiums and discounts are recognized in interest income using the interest method.

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10).  The guidance specifies that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Other Investments

Other investments include equity securities and restricted equity securities with no readily determinable fair value.  These investments are carried at cost.  Dividends are recorded when earned.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these instruments.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are reported at fair value.  Net unrealized losses, if any, are recognized through charges to earnings.  Gains and losses on the sale of loans held for sale are determined using the specific identification method and is the difference between the net sales proceeds and the cost basis of the loans sold.  The estimated fair value of loans held for sale is based on independent third party quoted prices.  Mortgage banking income includes gains (losses) on sale of loans, origination fees, and other miscellaneous fees directly related to the origination and sale of loans.

Loans

Loans that the Bank has the ability and intent to hold for the foreseeable future or until maturity are recorded at their principal amount outstanding, net of any deferred loan fees and costs and allowance for loan losses.  Interest income on loans is accrued on the outstanding principal balance using the effective interest method.  Loan origination fees, net of certain direct origination costs of consumer and installment loans are recognized at the time the loan is placed on the books.  Loan origination fees for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan using the straight-line method.

A loan is considered to be delinquent when payments have not been made according to contractual terms.

The accrual of interest is discontinued when a loan becomes 90 days past due and management believes there is sufficient doubt that the principal or interest will not be collectible in the normal course of business.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans.  Interest payments received on nonaccrual loans are reported as income on the cash basis.   Loans are returned to an accrual status when (1) none of its principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest, or (2)when it otherwise becomes well secured and in the process of collection.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries are credited to the allowance.

In determining an appropriate allowance for loan losses, management makes numerous assumptions, estimates, and assessments which are inherently subjective and subject to change.  The use of different estimates or assumptions could produce different provisions for losses on loans.

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

Management believes the allowance for loan losses is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions or charge-offs to the allowance based on their judgment and information available to them at the time of their examination.

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

The qualitative factors consider, among others, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio.  The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and updated as necessary

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under standby letters of credit.  Such financial instruments are recorded when they are funded.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation.  Depreciation of premises and equipment is provided over the estimated useful lives of the respective assets utilizing the straight-line method.  Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operations as incurred.  When premises and equipment are retired or sold, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in other income or expense. The range of estimated useful lives for premises and equipment are generally as follows:

Buildings and improvements	5 - 40 years
Furniture and equipment	3 - 10 years

Other Real Estate Owned

Other real estate owned represents property acquired through or in lieu of foreclosure.  Other real estate owned is carried at the lower of cost or fair value less selling costs.  Losses from the acquisition of property in full or partial satisfaction of debt are recorded as charges to the allowance for loan losses.  Subsequent declines in value, routine holding costs and gains or losses upon disposition are included in other expense.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the asset has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership), (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

Income tax accounting consists of two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period and are not reported in the consolidated statements of operations but as a separate component of the equity section of the consolidated balance sheets.  Such items are considered components of other comprehensive income and are presented in the Consolidated Statements of Comprehensive Income.

Earnings (Losses) Per Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during the year.  The effects of potential common shares outstanding (i.e. stock options and stock warrants) are included in diluted earnings per share.  Dividends accumulated on cumulative preferred stock, which totaled $24,375 for the year ended December 31, 2010, reduced the earnings available to common stockholders in the computation.

Stock Compensation Plans

The Company uses the fair value method of recognizing expense for stock based compensation based on the fair value of options at the date of grant.

That expense is measured based on the grant date fair value of the equity instruments issued.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  A Black-Scholes model is used to estimate the fair value of stock awards.

Statements of Cash Flows

For reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing amounts due from banks.  Cash flows from deposits and loans are reported net. Interest-bearing amounts due from banks at December 31, 2011 and 2010 were $1,865,877 and $5,701,044, respectively

Supplementary Cash Flow Information:

	2011	2010

Cash Paid During the Year for:
Interest	$613,545	$1,180,121
Income Taxes	$-	$-

Noncash Investing and Financing Activities:

Transfer of Loans to Other Real Estate Owned	$284,825	$33,072
Internally Financed Sales of Other Real Estate Owned	$59,648	$-

Change in Unrealized Gain on Securities Available for Sale	$251,950	$326,885

Conversion of Preferred Stock and Accrued Dividends to Common Stock	$-	$830,349

Segment Reporting

Management is required to report certain information about reportable operating segments. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation based on discrete financial information generated by internal financial and reporting systems.  In all material respects, the Company’s operations are entirely within the commercial banking segment and have similar economic characteristics, and the consolidated financial statements presented herein reflect the results of that segment.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification  (“ASU No. 2011-10”). ASU No. 2011-10 addresses when a parent ceases to have a controlling interest in a subsidiary that is in substance real estate due to default on the subsidiary’s nonrecourse debt. Generally the parent would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related debt. Therefore, the parent would continue to include the subsidiary’s real estate, debt and results of operations in its consolidated financial statements until the legal title to the real estate is transferred, even if the parent ceases to have a controlling interest under Subtopic 810-10. This guidance is effective for fiscal years and interim periods beginning after June 15, 2012, and should be applied on a prospective basis to deconsolidation events occurring after the effective date. It is not expected to have a material impact on the Company’s financial position, results of operation or disclosures.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities  (“ASU No. 2011-11”). ASU No. 2011-11 requires disclosures to provide information to help reconcile differences in offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset as well as collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual periods. It is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05  (“ASU No. 2011-12”). ASU No. 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. While the FASB is considering the operational concerns about the presentation requirements for classification adjustments, entities will continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. The amendments in ASU No. 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. It is not expected to have a material impact on the Company’s financial position or results of operations, or even disclosures, since it is deferring a previously required disclosure item until further deliberations are complete.

NOTE 2 -   Investment Securities
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

At December 31 2011, the Company’s investment portfolio primarily consisted of U.S. Government agency securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities and municipal securities.

Residential Mortgage-Backed Securities
At December 31, 2011, our residential mortgage-backed securities portfolio was comprised of $5,568,000 fair value of US government agency-backed securities and $2,271,000 fair value of non-agency (private issuer) securities.  The agency securities are generally collateralized by 1-4 family, conforming residential mortgages with $5,231,000 fixed-rate and $337,000 variable-rate.  The non-agency securities are also generally collateralized by 1-4 family residential mortgages.  The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balance in excess of the amount qualifying for agency securities) and have fixed –rates of interest.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of December 31, 2011 totaled $1,247,000.

Commercial Mortgage-Backed Securities
The fair value of the non-agency commercial mortgage-backed securities portfolio was $4,069,000 at December 31, 2011 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing.  Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on non-agency commercial mortgage-backed securities during 2011.  In addition no commercial mortgage-backed securities are below investment grade as of December 31, 2011.

If current housing and economic conditions were to worsen, if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur OTTI credit losses that would impact our Consolidated Income Statement and Capital Ratios.

In late 2008 and early 2009 with very few lending opportunities and the lack of any loan demand, the bank made a strategic decision to invest in AAA-rated commercial mortgage-backed securities due to inefficiencies that occurred within that market.  The decision was to invest in intermediate-duration, high quality securities that would pay down over 18 to 48 months, providing cash flow for lending at a later date and providing for earnings stabilization immediately.  Using very specific underwriting guidelines, securities were selected based upon the year of issuance, experience and quality of the issuer, geographic concentrations, property type concentrations and seniority of the security within the subordination structure. The decision was made to maintain this portfolio as a held-to-maturity portfolio given the company’s intent and ability to hold these securities until maturity.

First Century continually monitors and analyzes these securities to ensure they maintain their intended performance characteristics. Should circumstances change, the Company will review the circumstances and determine the appropriateness of maintaining the securities as held-to-maturity according the ASC 320-10-35.

Investment securities as of December 31, 2011 and 2010 are summarized as follows.

	December 31, 2011
Securities Available for Sale	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$879,586	$22,428	$(10,018)	$891,996
Mortgage Backed Securities-GNMA	1,611,637	47,969	-	1,659,606
Mortgage Backed Securities-FNMA and FHLMC	3,754,443	156,791	(2,509)	3,908,725
Private Label Residential Mortgage Backed Securities	2,171,356	99,628	-	2,270,984
Corporate Debt Securities	2,430,020	15,361	(17,343)	2,428,038
	$10,847,042	$342,177	$(29,870)	$11,159,349
Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$3,867,816	$200,953	$-	$4,068,769

	December 31, 2010
Securities Available for Sale	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$2,000,000	$-	$(82,562)	$1,917,438
Obligations of States and Political Subdivisions	332,455	-	(6,955)	325,500
Mortgage Backed Securities-GNMA	365,670	16,221	-	381,891
Mortgage Backed Securities-FNMA and FHLMC	457,571	6,312	(3,493)	460,390
Private Label Residential Mortgage Backed Securities	1,337,633	141,334	(12,879)	1,466,088
Private Label Commercial Mortgage Backed Securities	652,752	535	-	653,287
	$5,146,081	$164,402	$(105,889)	$5,204,594
Securities Held to Maturity
Private Label Residential Mortgage Backed Securities	$766,732	$87,519	$-	$854,251
Private Label Commercial Mortgage Backed Securities	10,033,737	692,605	(230)	10,726,112
	$10,800,469	$780,124	$(230)	$11,580,363

Securities with a carrying value of $13,173,993 and $14,312,954 at December 31, 2011 and 2010 were pledged to institutions which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

			December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$328,535	$(10,018)	$-	$-	$328,535	$(10,018)
Mortgage Backed Securities-FNMA and FHLMC	-	-	121,015	(2,509)	121,015	(2,509)
Corporate Debt Securities	1,201,638	(17,343)	-	-	1,201,638	(17,343)

	$1,530,173	$(27,361)	$121,015	$(2,509)	$1,651,188	$(29,870)

			December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of U.S. Government Agencies	$1,917,438	$(82,562)	$-	$-	$1,917,438	$(82,562)
Obligations of States and Political Subdivisions			325,500	(6,955)	325,500	(6,955)
Mortgage Backed Securities-FNMA and FHLMC	-	-	262,607	(3,493)	262,607	(3,493)
Private Label Residential Mortgage Backed Securities	-	-	196,830	(12,879)	196,830	(12,879)

	$1,917,438	$(82,562)	$784,937	$(23,327)	$2,702,375	$(105,889)

Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$327,692	$(230)	$-	$-	$327,692	$(230)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At December 31, 2011, 4 of the 17 debt securities available for sale contained unrealized losses with an aggregate depreciation of 1.76% from the Company’s amortized cost basis.

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

Obligations of States and Political Subdivisions.  The unrealized loss on one investment in obligations of states and political subdivisions was caused by interest rate increases.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

Mortgage-backed Securities. FNMA and FHLMC.  The unrealized loss on the Company’s investment in one mortgage-backed security was caused by interest rate increases.  The Company purchased this investment at a discount relative to its face amount, and the contractual cash flows of this investment is guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost bases of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

Corporate Debt Securities. The Company’s unrealized loss on investments in two corporate debt securities was caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investment to be other-than-temporarily impaired at December 31, 2011.

Gross realized gains on securities totaled $56,842 and $228,899 for the years ended December 31, 2011 and 2010, respectively.  Gross realized losses, including impairment losses, on securities totaled $-0 -and $83,297 for the years ended December 31, 2011 and 2010, respectively.

During the third quarter of 2011, we sold one held to maturity non-agency residential mortgage-backed security with a fair value of $580,000 due to a deterioration of the underlying collateral and concern about the issuer’s creditworthiness in accordance with accounting guideline ASC 320-10-35.  The Company determined the security was downgraded by a nationally recognized rating agency due to increased delinquency and default levels on the underlying mortgages and decreasing levels of support from the subordination structure.  A slight gain of $53,000 was recorded due to the remaining discount on the security in question.

The Company has no remaining non-agency residential mortgage-backed securities remaining in the held to maturity portfolio at December 31, 2011.

Three investment securities with a carrying value of $1,854,800 and categorized as held to maturity were sold during the second quarter 2010. These securities were sold because they experienced significant credit deterioration and were downgraded by nationally recognized rating agencies.  Since these securities were purchased at a substantial discount during the market disruption that occurred in late 2008 and early 2009, they were sold for a gain of $159,329.   Upon review of ASC 320-10-35, the Company determined that Pursuant to ASC 320-10-25-6, the held to maturity securities that were sold had evidence of a significant deterioration in the issuer’s creditworthiness based upon the downgrade of the securities by a nationally recognized rating agency.  This is not inconsistent with the Company’s original decision and intent to hold these securities in held-to-maturity status.  The Company has the intent and ability to hold the remaining securities in this portfolio to maturity.

Other investments on the consolidated balance sheets at December 31, 2011 and 2010 include restricted equity securities consisting of Federal Reserve Bank stock of $191,900 and $184,900, respectively, and Federal Home Loan Bank stock of $470,300 and $435,200, respectively. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average yield of investment securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of States and Political Subdivisions
Less than 1 Year	$879,586	$891,996	5.96%	$-	$-	-
Corporate Debt Securities
1 to 5 Years	2,430,021	2,428,038	6.43%	-	-	-
Mortgage Backed Securities
Less than 1 Year	228,032	228,531	4.21%	123,514	125,454	10.35%
1 to 5 Years	5,952,827	6,179,801	3.11%	3,489,245	3,648,123	10.35%
5 to 10 Years	322,145	337,312	2.06%	255,057	295,192	9.58%
Over 10 Years	1,034,431	1,093,671	6.80%	-	-	-
	$10,847,042	$11,159,349	4.43%	$3,867,816	$4,068,769	10.30%

NOTE 3 -  Loans and Allowance for Loan Losses

The composition of loans as of December 31 are:

	2011	2010

Commercial and Financial	$3,090,252	$2,946,664

Commercial Real Estate -Owner Occupied	7,122,660	8,549,938
Commercial Real Estate -Other	507,665	1,933,797
Total Commercial Real Estate	7,630,325	10,483,735

1-4 Family Residential Construction	87,273	995,760
Other Construction, land development, and other land loans	3,222,938	4,165,571
Total Construction and Land	3,310,211	5,161,331

Farmland	709,453	1,172,500
Residential Real Estate	11,777,960	11,032,850
Multifamily Real Estate	227,840	236,213
All Other Real Estate	12,715,253	12,441,763

Consumer	397,585	838,343

Total Loans	27,143,626	31,871,836
Unamortized costs	3,819	24,076

Total Loans plus unamortized costs	$27,147,445	$31,895,912

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

Commercial Real Estate Loans

The Bank strives to diversify this portfolio across different property types.  Accordingly, the commercial real estate portfolio includes loans secured by warehouses, office buildings, land, extended stay properties, assisted living properties, retail office and service properties, self-storage properties, apartments, condominiums, industrial properties, and restaurants.   Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, but generally are not fixed for a period exceeding 60 months.  The Bank normally charges an origination fee on these loans.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management.  The Bank attempts to limit its risk by analyzing borrowers’ cash position, global cash flow, value of assets, payment record to all creditors, needs of proposed market area and collateral value of pledged property on an ongoing basis.

Construction and Land Loans

The Bank strives to diversify this portfolio across a mix of commercial, single family and multi-family developments.  Construction loans are generally made with a term of approximately 12 months and interest is typically paid monthly.  Acquisition and Development loans are generally made with a term of approximately 24 months and interest is typically paid monthly.  The ratio of the loan principal to the value of the collateral as established by independent appraisal generally does not exceed regulatory requirements.

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

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located primarily in its general trade area of Hall County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Included in loans above are $5,558,806 and $8,659,611 of interest only loans at December 31, 2011 and 2010.  These loans present greater risk to the Company, especially considering the current decline in the real estate markets in and around the Metro Atlanta area.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of December 31, 2011.

December 31, 2011	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total

Commercial and Financial	$3,081,860	-	$-	$3,081,860	$8,392	$3,090,252
Commercial Real Estate -Owner Occupied	6,524,682	-	597,978	597,978	-	7,122,660
Commercial Real Estate -Other	379,770	127,895	-	127,895	-	507,665
Total Commercial Real Estate	6,904,452	127,895	597,978	725,873	-	7,630,325

1-4 Family Residential Construction	87,273	-	-	-	-	87,273
Other Construction, land development, and other land loans	2,898,772	18,166	-	18,166	306,000	3,222,938
Total Construction and Land	2,986,045	18,166	-	18,166	306,000	3,310,211

Farmland	250,058	65,335	-	65,335	394,060	709,453

Residential Real Estate	10,338,350	724,959	-	724,959	714,651	11,777,960

Mulitfamily Real Estate	227,840	-	-	-	-	227,840

All Other Real Estate	10,816,248	790,294	-	790,294	1,108,711	12,715,253

Consumer	384,280	13,305	-	13,305	-	397,585

Total Loans	$24,172,885	$949,660	$597,978	$1,547,638	$1,,423,103	$27,143,626

December 31, 2010	Current	Accruing 30-89 Days Past Due	Nonaccrual	Total

Commercial and Financial	$2,909,725	$36,939	$-	$2,946,664
Commercial Real Estate -Owner Occupied	8,549,938	-	-	8,549,938
Commercial Real Estate -Other	1,933,797	-	-	1,933,797
Total Commercial Real Estate	10,483,735	36,939	-	10,483,735

1-4 Family Residential Construction	918,952	76,808	-	995,760
Other Construction, land development, and other land loans	3,761,320	-	404,250	4,165,571
Total Construction and Land	4,680,272	76,808	404,250	5,161,331

Farmland	778,440	-	394,060	1,172,500

Residential Real Estate	10,176,610	162,167	694,072	11,032,849

Mulitfamily Real Estate	236,414	-	-	236,414

All Other Real Estate	11,191,464	162,167	1,088,132	12,441,763

Consumer	828,133	557	9,653	838,343

Total Loans	$30,093,329	$276,471	$1,502,035	$31,871,836

Interest income on nonaccrual loans outstanding at December 31, 2011 and 2010, that would have been recorded if the loans had been current and performed in accordance with their original terms was $50,965 and $40,862 for the years ended December 31, 2011 and 2010, respectively.

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

Special Mention - loans which have potential weaknesses that deserve management’s close attention. These loans are not adversely classified and do not expose the institution to sufficient risk to warrant an adverse classification.

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

The following is a summary of the loan portfolio credit exposure by risk grade as of December 31, 2011 and 2010.

December 31, 2011

	Pass	Special Mention	Substandard	Total
Commercial and Financial	$3,090,252	$-	$-	$3,090,252

Commercial Real Estate -Owner Occupied	6,726,657	-	396,003	7,122,660
Commercial Real Estate -Other	447,136	60,529	-	507,665

Total Commercial Real Estate	7,173,793	60,529	396,003	7,630,325

1-4 Family Residential Construction	87,273	-	-	87,273
Other Construction, land development, and other land loans	1,207,312	940,427	1,075,200	3,222,938
Total Construction and Land	1,294,585	940,427	1,075,200	3,310,211

Farmland	315,393	-	394,060	709,453
Residential Real Estate	9,927,401	1,230,747	619,812	11,777,960
Multifamily Real Estate	227,840	-	-	227,840
All Other Real Estate	10,470,633	1,230,747	1,013,872	12,715,253

Consumer	330,678	-	66,907	397,585

Total Loans	$22,359,941	$2,231,703	$2,551,982	$27,143,625

December 31, 2010

	Pass	Special Mention	Substandard	Total
Commercial and Financial	$2,875,652	$71,012	$-	$2,946,664

Commercial Real Estate -Owner Occupied	8,549,938	-	-	8,549,938
Commercial Real Estate -Other	1,869,881	63,916	-	1,933,797
Total Commercial Real Estate	10,419,819	63,916	-	10,483,735

1-4 Family Residential Construction	948,986	46,774	-	995,760
Other Construction, land development, and other land loans	3,761,321	-	404,250	4,165,571
Total Construction and Land	4,710,307	46,774	404,250	5,161,331

Farmland	778,440	-	394,060	1,172,500
Residential Real Estate	9,306,999	1,031,176	694,675	11,032,850
Multifamily Real Estate	236,413	-	-	236,413
All Other Real Estate	10,321,852	1,031,176	1,088,735	12,441,763

Consumer	812,853	5,492	19,998	838,343

Total Loans	$29,140,483	$1,218,370	$1,512,983	$31,871,836

The following table details the change in the allowance for loan losses for the years ended December 31, 2011 and 2010 by loan segment.

	As Of and For The Year Ended December 31, 2011
	Commercial and Financial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039
Charge-offs	-	-	(8,000)	(231,808)	(30,436)	(270,244)
Recoveries	-	-	-	24,953	17,118	42,071
Provision	23,032	2,711	(92,218)	276,041	2,023	211,589

Ending balance	$68,488	$19,754	$91,437	$265,946	$15,830	$461,455

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$68,488	$19,754	$91,437	$265,946	$15,830	$461,455

Loans:
Ending balance	$3,090,252	$7,630,325	$3,310,211	$12,715,253	$397,585	$27,143,626

Ending balance: individually evaluated for impairment	$-	$-	$306,000	$1,013,872	$-	$1,319,872

Ending balance: collectively evaluated for impairment	$3,090,252	$7,630,325	$3,004,211	$11,701,381	$397,585	$25,823,754

	As Of and For The Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$84,175	$19,143	$85,239	$180,035	$46,078	$414,670
Charge-offs	-	-	(503,679)	(154,455)	(34,833)	(692,967)
Recoveries	-	-	-	-	5,946	5,946
Provision	(38,719)	(2,100)	610,095	171,180	9,934	750,390

Ending balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039

Loans
Ending balance	$2,946,664	$10,483,735	$5,161,331	$12,441,763	$838,343	$31,871,836

Ending balance: individually evaluated for impairment	$-	$-	$404,250	$1,088,735	$-	$1,492,985
Ending balance: collectively evaluated for impairment	$2,946,664	$10,483,735	$4,757,081	$11,353,028	$838,343	$30,378,851

The following is a summary of information pertaining to impaired loans.

	Impaired Loans
	For the Years Ended December 31, 2011 and 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income recognized
2011
With no related allowance recorded:
Other Construction, land development, and other land loans	$306,000	$427,000	$-	$356,458	$-
Farmland	394,060	525,000	-	394,060	-
Residential Real Estate	619,812	658,118	-	607,772	28,024

Total	$1,319,872	$1,610,118	$-	$1,358,290	$28,024

2010
With no related allowance recorded:
Other Construction, land development, and other land loans	$404,250	$518,788	$-	$331,385	$-
Farmland	394,060	525,000	-	32,838	-
Residential Real Estate	694,675	759,052	-	639,968	10,070

Total	$1,492,985	$1,802,840	$-	$1,004,191	$10,070

Included in impaired loans at December 31, 2011 and 2010 is $1,319,872 and $1,492,985, respectively, of impaired loans (which consist entirely of collateral dependent loans) for which there is no related allowance for loan losses determined in accordance with provisions included in sections 35 and 55 of ASC 310-10, Accounting by Creditors for Impairment of a Loan. The allowance on these loans is zero because estimated losses on these collateral dependent impaired loans have already been charged-off to the allowance for loan losses totaling $290,246 and $309,855 at December 31, 2011 and 2010, respectively.

Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Troubled debt restructuring takes place when a bank grants a concession to a debtor in financial difficulty.  Troubled debt restructurings may be divided into two broad groups: (1) those wherein the borrower transfers assets to the creditor to satisfy the claim, which would include foreclosures; and (2.) those in which the terms of the debtor’s obligation are modified, which may include a reduction in the interest rate, extension of the maturity date and at an interest rate that is less than the current market rate for new obligations with similar risk, or forgiveness of principal or interest.  The restructuring may take the form of a combination of a receipt of assets and a modification in terms.  A loan extended or renewed at an interest rate equal to the current interest rate for new debt with similar risk is not reported as a restructured loan.

For the years ended December 31, 2011 and 2010 troubled debt restructurings were $403,750 and $132,000.  At December 31, 2011 and 2010, the Company had loans totaling $403,750 and $-0- that were modified in troubled debt restructuring and impaired.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $403,750 and $132,000 at December 31, 2011 and 2010.

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment.

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
As of December 31, 2011
Residential real estate	1	$449,595	$449,595

As of December 31, 2010
Residential real estate	1	$128,345	$128,345
Consumer	1	6,251	6,251
Total loans	2	$134,596	$134,596

No trouble debt restructurings have subsequently defaulted for the years ended December 31, 2011 and 2010, respectively.

NOTE 4 - Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2011	2010

Land and Land Improvements	$1,414,054	$1,409,442
Building	1,693,776	1,693,776
Leasehold Improvements	133,278	-
Furniture and Equipment	1,373,407	1,270,939
Bank Vehicles	46,388	46,388

	4,660,903	4,420,545

Accumulated Depreciation	(1,500,663)	(1,343,720)

	$3,160,240	$3,076,825

Depreciation charged to operations totaled $180,703 and $187,840 for the years ended December 31, 2011 and 2010, respectively.

Certain bank facilities and equipment are leased under various short-term operating leases.  Total lease expense was $102,272 and $159,679 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 - Other Real Estate Owned

A summary of other real estate owned is presented as follows:

	Years Ended December 31,
	2011	2010

Balance, beginning of year	$522,061	$653,501
Additions	284,825	33,072
Proceeds from sales	-	(62,356)
Internally financed sales	(59,648)	-
Gains (losses) on sales	-	(34,644)
Write-downs	-	(67,512)

Balance, end of year	$747,238	$522,061

Expenses applicable to other real estate owned included in other operating expenses in the Consolidated Statements of Operations are as follows:

	Years Ended December 31,
	2011	2010
(Gains) Losses on sales	$-	34,644
Write-downs	-	67,512
Other real estate expenses, net	64,353	4,732
	$64,353	$106,888

NOTE 6 - Deposits

Components of interest-bearing deposits as of December 31 are as follows:

	2011	2010

Interest-Bearing Demand	$5,021,346	$8,505,693
MMDA and Savings	13,902,101	15,926,491
Time, $100,000 and Over	21,833,132	18,865,595
Other Time	10,666,404	15,459,599

	$51,422,983	$58,757,377

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $21,833,132 and $18,865,595 as of December 31, 2011 and 2010, respectively.

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $2,123 and $1,954 as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the scheduled maturities of certificates of deposit are as follows:

Year	Amount

2012	$30,989,065
2013	1,482,263
2014	25,975
2015	2,233

$32,499,536

As of December 31, 2011 and 2010, the Bank did not have any brokered deposits. Brokered deposits are third-party deposits placed by or through the assistance of a deposit broker

NOTE 7 - Income Taxes

The components of the income tax expense for the years ended December 31 are as follows:

	2011	2010

Deferred Expense	$(32,120)	$256,748
Change in Valuation Allowance	32,120	(256,748)

	$-	$-

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income (loss) before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2011	2010
Tax provision at federal statutory rate	$(33,380)	$226,750
Stock Compensation	4,097	3,148
State Income Taxes	(3,901)	25,141
Other items, net	1,064	1,709
Valuation Allowance	32,120	(256,748)

Income Tax Expense	$-	$-

The following summarizes the components of deferred taxes at December 31:

	2011	2010
Deferred Income Tax Assets
Operating Loss Carryforwards	$3,559,299	$3,584,085
Allowance for Loan Losses	5,607	-
Stock Compensation	26,913	26,884
Capital Loss	21,192	21,169
Other Real Estate	22,920	22,896
Other	33,091	-

	3,669,022	3,655,034
Deferred Tax Liabilities
Premises and Equipment	16,678	26,894
Allowance for Loan Losses	-	8,006

	16,768	34,900

	3,652,254	3,620,134
Less Valuation Allowance	(3,652,254)	(3,620,134)

Net Deferred Taxes	$-	$-

The future tax consequences of the differences between the financial reporting and tax bases of the Company’s assets and liabilities resulted in a net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2011, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $10,484,000 and $10,566,000, respectively, which will expire beginning in 2022 if not previously utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.  The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

NOTE 8 - Borrowings

The Bank has a line of credit totaling $13,260,000, representing 19.1% of the Bank’s total assets at December 31, 2011 with the Federal Home Loan Bank.  At December 31, 2011, and 2010, the Bank has one fixed rate advance from the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $2,000,000.  The advance bears interest at a fixed interest rate of 2.497 percent and matures on May 1, 2013.  The Bank also had on daily rate credit advance from the FHLB in the amount of $3,000,000 outstanding at December 31, 2011. The advance bears interest at a rate of 0.355 percent and matures on September 12, 2012.  The Bank has pledged as collateral investment securities with a carrying amount of $6,592,520, and eligible residential and commercial real estate loans with a carrying amount of $4,764,957 at December 31, 2011.

The Bank has a line of credit available with a correspondent bank which represents available credit for overnight borrowing from this financial institution.  As of December 31, 2011 this was an unsecured line of credit for $1,000,000, of which no balance was outstanding.

The Bank is approved to borrow from the Federal Reserve Bank discount window program.  As of December 31, 2011 the Bank’s primary borrowing capacity was $9,558,650, based on pledged investment securities with a carrying amount of $6,581,473 and eligible commercial real estate loans with a carrying amount of $4,361,943 at December 31, 2011.  There were no advances outstanding at December 31, 2011 and 2010.

NOTE 9 - Contingencies and Commitments

Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.  The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  In most cases, the Bank requires collateral to support financial instruments with credit risk.

The following summarizes commitments as of December 31:

	Approximate Contract Amount
	2011	2010
Financial Instruments Whose Contract Amounts Represent Credit Risk
Commitments to Extend Credit	$1,148,766	$1,222,000
Standby Letters of Credit	550,000	550,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation.  Collateral held varies but may include unimproved and improved real estate, certificates of deposit or personal property.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 10 - Stockholders’ Equity

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the board of directors of the Company, up to a maximum of 10,000,000 shares.  Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the board.

At December 31, 2009 the Company had outstanding 75,000 shares of Series B Preferred Stock, no par value (the Series B Preferred Stock), issued at $10.00 per share.  The Series B Preferred Stock was cumulative perpetual preferred stock and was treated as Tier 1 capital under existing Federal Reserve regulations.  The Series B Preferred Stock was nonvoting and could not be converted into common stock of First Century without Board approval.  The Company had the right, subject to Federal Reserve approval, to redeem the shares for their purchase price plus accrued dividends.  Dividends accrued on the Series B Preferred Stock at a rate per annum initially equal to the prime rate in effect on the date of issuance, adjusted semi-annually on the first date of January and the first day of July each year to be equal to the prime rate in effect on such date.  The preferred stock investors also received a warrant to acquire one share of common stock for each share of Series B Preferred Stock purchased in the offering at an exercise price of $1.50 per share, which was the fair market value of the common stock on the date of the issuance of the warrants.

In June 2010, with Board approval, the holders of Series B Preferred Stock exchanged their shares of preferred stock for shares of common stock at an exchange rate of $0.67 per share.  The Company redeemed 75,000 shares of Series B Preferred Stock and issued an aggregate of 1,239,328 shares of common stock, which included additional shares in lieu of the payment of $80,349 of accrued dividends, to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

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

Dividends paid by the Bank are the primary source of funds available to the Company.  Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.  These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings and the ratio of equity capital to total assets.  As of December 31, 2011, the Bank was prohibited from paying any dividends without prior approval from its regulators.

NOTE 11 - Related Party Transactions

It is the Bank’s policy to make loans to directors and officers, including companies in which they have a beneficial interest, in the normal course of business.  It is also the Bank’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons.

The following summary reflects activities for related party loans for the years ended December 31:

	2011	2010

Balance, Beginning	$112,921	$118,501
New Loans	365,924	417,624
Principal Repayments	(107,745)	(423,203)

Balance, Ending	$371,100	$112,922

The Bank has entered into a master service agreement and data processing agreement with First Covenant Bank, an entity in which William R. Blanton, a director and the Chief Executive Officer of the Company, is a principal owner and Chief Executive Officer.  For the year ended December 31, 2011 and 2010 the total billed for data processing services was $248,125 and $262,289, respectively.  For the year ended December 31, 2011 and 2010 the total billed under the master services agreement was $613,972 and $392,196, respectively.

The Bank is affiliated with CINC Systems (“CINC”), a software services company, an entity in which William R. Blanton, a director and the Chief Executive Officer of the Company, is a principal owner.  The Bank has contracted with CINC for it to provide the Bank with web and server hosting facilities.  For the years ended December 31, 2011 and 2010 the total expense incurred for these services was $19,200 and $19,522, respectively.

The Bank is affiliated with Gunn Consulting, dba Accounting Integrators (“AI”), a software services company. The Bank and AI are affiliated through common management. The Bank leases software from AI on terms no less favorable than could be obtained from an unaffiliated third party. The Bank pays a license fee to AI equal to 100 basis points of the average balances of deposits acquired as a result of the relationship with AI. Those fees are included in noninterest expense and totaled $7,727 and $0 for the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010 the Bank had outstanding deposits of approximately $4,185,000 and $0, respectively, from AI.

The Bank has certain loans with a carrying amount of $2,034,894 and $1,865,093 as of December 31, 2011 and 2010, respectively, which were purchased from First Covenant Bank, an entity in which William R. Blanton is a principal owner.

The Bank sold certain loans with a carrying amount of $1,778,867 and $3,814,555 as of December 31, 2011 and 2010, respectively, to First Covenant Bank.

NOTE 12 - Employee Benefit Plan

The Company has a qualified retirement plan pursuant to Internal Revenue Code Section 401(K) covering substantially all employees subject to minimum age and service requirements.  Contribution to the plan by employees is voluntary.  The Company made no contributions to the plan in 2011 or 2010.

NOTE 13 - Stock Options

The Company has a stock option plan (the Option Plan) whereby the Company may grant options to acquire shares of common stock of the Company at the grant date fair value.  A total of 750,000 shares of common stock were reserved for possible issuance under this plan.  Vesting periods are established by the board at the date of grant and expire on the tenth anniversary of the grant date.

The Company also granted a consultant a non-qualified stock option to purchase 100,000 shares of common stock at an exercise price of $5.00.

A summary of activity related to the stock options, for the years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2009	449,834	$2.53

Granted	-	-
Exercised	-	-
Forfeited	(210,000)	$1.50

Outstanding, December 31, 2010	239,834	$3.44

Granted	-	-
Exercised	-	-
Forfeited	(30,000)	$1.50

Outstanding, December 31, 2011	209,834	$3.72

Eligible to be Exercised, December 31, 2011	171,434	$4.21

The Company recognized stock-based compensation expense of $12,051 and $9,258 for the years ended December 31, 2011 and 2010, respectively.  There were no options exercised during the years ended December 31, 2011 and 2010.  The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $114,861 and $113,834, respectively.  There were no income tax benefits recognized for the years ended December 31, 2011 and 2010.

The options outstanding and exercisable at December 31, 2011 had no aggregate intrinsic value.  At December 31, 2011, there was $21,111 of total unrecognized compensation expense related to non-vested share-based compensation arrangements.  The cost is expected to be recognized over a weighted average period of 1.4 years.

Information pertaining to options outstanding at December 31, 2011 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life

$10.00	13,334	1.4	13,334	1.4
5.00	100,500	3.8	100,500	3.8
1.50	96,000	6.3	57,600	6.3

	209,834	4.7	171,434	4.4

There we no options granted in 2011 or 2010.

NOTE 14 - Stock Warrants

On March 25, 2002, the Company issued warrants (the “2002 Warrants”) to directors to purchase an aggregate of 199,736 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants become exercisable in one-third annual increments beginning on the first anniversary of the issuance date, provided that throughout the period beginning on the date of the initial issuance of the warrants and ending on the particular anniversary, the warrant holder has served continuously as a director of the Company and the Bank and has attended at least 75% of the meetings of the relevant boards of directors.  Warrants which fail to vest as provided in the previous sentence will expire and no longer be exercisable.  Exercisable warrants will generally remain exercisable for the 10-year period following the date of issuance.  The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events.  As of December 31, 2011, 153,393 of these warrants remained outstanding of which all were exercisable.

In April 2007, the Company issued 738,008 shares of the Company’s common stock in a private placement at $2.71 per share.  The Company also issued a warrant to each investor in the offering (the “Original Warrant”) to purchase up to 738,008 shares at $2.71 per share. The Original Warrant has no expiration date and contains provisions which provide for automatic adjustments in price and shares purchasable under the Original Warrants in the event additional securities are issued below or have a conversion or exercise price below the current Original Warrant exercise price. As of December 31, 2011, 2,985,077 of these warrants at an adjusted exercise price of $0.67 remained outstanding of which all were exercisable.

In December 2007, the Company completed a private placement of Series B Preferred Stock, no par value, for $10.00 per share, selling a total of $750,000 worth of shares.  The investors in that offering also received warrants (the “B Warrant”) to acquire 75,000 shares of common stock at an exercise price of $1.50 per share, which we believe was the fair market value of the common stock on the date of issuance of the B Warrants.  As with the Original Warrant, the B Warrant have no expiration date and contains provisions which provide for automatic adjustments in price and shares purchasable under the warrants in the event additional shares or warrants are issued below the current warrant exercise price.  As of December 31, 2011, 167,910 of these warrants at an adjusted exercise price of $0.67 remained outstanding of which all were exercisable.

In 2010, the Company issued 1,883,145 shares of common stock in a private offering.  For each share issued, a warrant (the “2010 Warrant”) to purchase one share of common stock at a price of $0.67 was also granted to each investor in the offering, resulting in the issuance of 1,883,145 warrants.  The 2010 Warrant will remain exercisable for the 10-year period following the date of issuance. As with the Original Warrant, the 2010 Warrant contains provisions which provide for automatic adjustments in price and shares purchasable under the warrants in the event additional shares or warrants are issued below the current warrant exercise price.  As of December 31, 2011, 1,883,145 of these warrants at an exercise price of $0.67 remained outstanding of which all were exercisable.

Information pertaining to warrants outstanding at December 31, 2011 is as follows:

	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
2002 Warrants	$10.00	153,393	0.2	153,393	0.2
2007 Original Warrants	$0.67	2,985,077	no expiration	2,985,077	no expiration
2007 B Warrants	$0.67	167,910	no expiration	167,910	no expiration
2010 Warrants	$0.67	1,883,145	8.5	1,883,145	8.5
		5,189,525		5,189,525

NOTE 15 – FAIR VALUE DISCLOSURES

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

Cash and Short-Term Investments - For cash and due from banks, the carrying amount is a reasonable estimate of fair value.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of December 31, are presented hereafter:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$2,147	$2,147	$5,962	$5,962
Investment Securities Available for Sale	11,159	11,159	5,205	5,205
Investment Securities Held to Maturity	3,868	4,069	10,800	11,580
Other Investments	662	662	620	620
Loans, Net	26,686	26,855	31,418	31,664
Loans Held for Sale	20,129	20,129	13,908	13,908
Accrued Interest Receivable	185	185	221	221

Liabilities
Deposits	56,557	56,582	62,662	62,582
Borrowings	5,000	5,047	2,000	2,077
Accrued Interest Payable	307	307	200	200

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011 and 2010

		Fair Value Measurements at December 31, 2011 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$11,159,349	-	$11,159,349	-
Loans Held for Sale	20,129,386	-	20,129,386	-

		Fair Value Measurements at December 31, 2010 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$5,204,594	-	$5,204,594	-
Loans Held for Sale	13,908,172	-	13,908,172	-

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at December 31, 2011 and 2010, for which a nonrecurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of December 31, 2011 and 2010

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total Losses

Impaired Loans	-	-	$561,550	$(32,191)

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total Losses

Impaired Loans	-	-	$1,284,851	$(309,855)
Other Real Estate	-	-	522,061	(67,512)

For the years ended December 31, 2011 and 2010 losses on impaired loans consisted of partial charge-offs to the allowance for loan losses of $32,191 and $309,855, respectively.  Losses on other real estate consisted of write-downs recognized in earnings for the year ended December 31, 2010.

NOTE 16 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital to risk-weighted assets and of Tier 1 Capital to average assets.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators.  The actual capital amounts and ratios for the Bank are presented in the following table.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the Bank’s classification.  Disclosures related to the Company have been excluded as they did not significantly deviate from the disclosure herein.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2011

Total Capital to
Risk-Weighted Assets	$6,807	15.46%	$3,523	8.00%	$4,404	10.00%
Tier I Capital to
Risk-Weighted Assets	6,346	14.41	1,761	4.00	2,642	6.00
Tier I Capital to
Average Assets	6,346	9.83	2,583	4.00	3,228	5.00

December 31, 2010

Total Capital to
Risk-Weighted Assets	$6,789	15.99%	$3,397	8.00%	$4,247	10.00%
Tier I Capital to
Risk-Weighted Assets	6,311	14.86	1,699	4.00	2,548	6.00
Tier I Capital to
Average Assets	6,311	8.50	2,968	4.00	3,710	5.00

NOTE 17 -  Financial Information of First Century Bancorp. (Parent Only)

FIRST CENTURY BANCORP. (PARENT ONLY)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010

Cash and Interest-Bearing Deposits	$192,970	$299,891
Investment in Subsidiary	6,657,980	6,370,685

Total Assets	$6,850,950	$6,670,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other Liabilities	$40,329	$25,781

Stockholders’ Equity	6,810,621	6,644,795

Total Liabilities and Stockholders’ Equity	$6,850,950	$6,670,576

FIRST CENTURY BANCORP. (PARENT ONLY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Expenses
Professional Fees	93,610	120,436
Other	27,859	3,662

	121,469	124,098

Loss Before Equity in Undistributed Earnings of Subsidiary	(121,469)	(124,098)

Equity in Undistributed Earnings of Subsidiary	23,294	791,010

Net Income (Loss)	$(98,175)	$666,912

FIRST CENTURY BANCORP. (PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash Flows from Operating Activities
Net Income (Loss)	$(98,175)	$666,912
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities
Equity in Undistributed Earnings of Subsidiary	(23,294)	(791,010)
Change In
Other Assets	-	937
Other Liabilities	14,548	4,315

	(106,921)	(118,846)

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	-	(850,000)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	-	1,261,707
Payments of Stock Issuance Costs	-	(18,877)

	-	1,242,830

Net Increase (Decrease) in Cash	(106,921)	273,984

Cash and Interest-Bearing Deposits, Beginning	299,891	25,907

Cash and Interest-Bearing Deposits, Ending	$192,970	$299,891

