Form 10-Q
period 2012-03-31
FIRST CENTURY BANCORP.
filed 2012-05-14
CIK 1124676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,120,623 shares of common stock, no par value per share, were issued and outstanding as of May 14, 2012.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2012	December 31,
	(Unaudited)	2011

Cash and Due from Banks	$262,483	$281,288
Interest Bearing Deposits with Banks	5,021,199	1,865,877
Total Cash and Cash Equivalents	5,283,682	2,147,165

Investment Securities
Available for Sale, at Fair Value	13,118,607	11,159,349
Held to Maturity, at Cost (Fair Value of $2,977,940, and $4,068,769 as of March 31, 2012 and December 31, 2011, respectively)	2,848,404	3,867,816

Total Investment Securities	15,967,011	15,027,165

Other Investments	670,050	662,200

Loans Held for Sale	15,892,792	20,129,386

Loans	28,744,185	27,147,445
Allowance for Loan Losses	(461,577)	(461,455)

Loans, Net	28,282,608	26,685,990

Premises and Equipment	3,115,775	3,160,240

Other Real Estate	809,198	747,238

Other Assets	839,220	729,268

Total Assets	$70,860,336	$69,288,652

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,
	2012	December 31,
	(Unaudited)	2011

Deposits
Non-interest-Bearing	$14,415,060	$5,134,053
Interest-Bearing	44,467,881	51,422,983

Total Deposits	58,882,941	56,557,036

Borrowings	4,000,000	5,000,000

Other Liabilities	966,106	920,995

Total Liabilities	63,849,047	65,406,605

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, Non-voting; Non-participating; Variable Rate Cumulative; No Par Value; 10,000,000 Shares Authorized; No Shares Issued	-	-
Common Stock, No Par Value; 300,000,000 Shares Authorized; 8,121,293 Shares Issued at March 31, 2012 and December 31, 2011	17,046,242	17,042,517
Accumulated Deficit	(10,318,164)	(10,543,197)
Treasury Stock, 670 shares, at cost	(1,005)	(1,005)
Accumulated Other Comprehensive Income	284,216	312,306

Total Stockholders’ Equity	7,011,289	6,810,621

Total Liabilities and Stockholders’ Equity	$70,860,336	$69,288,652

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	Three Months Ended
	2012	2011
Interest Income
Loans, Including Fees	$558,687	$498,125
Investments	210,199	325,513
Interest Bearing Deposits	5,379	8,406

Total Interest Income	774,265	832,044

Interest Expense
Deposits	112,652	205,520
Borrowings	12,788	12,485
Total Interest Expense	125,440	218,005

Net Interest Income	648,825	614,039

Provision for Loan Losses	-	179,761

Net Interest Income After Provision for Loan Losses	648,825	434,278

Non-interest Income
Service Charges and Fees on Deposits	4,165	3,823
Mortgage Banking Income	1,550,854	787,623
Other	6,786	11,950

Total Non-interest Income	1,561,805	803,396

Non-interest Expense
Salaries and Employee Benefits	1,043,954	817,690
Occupancy and Equipment	99,609	104,449
Professional Fees	89,697	85,459
Advertising and Marketing	141,752	83,157
Data Processing	269,487	231,089
Insurance, Tax, and Regulatory Assessments	66,158	83,217
Lending Related Expense	192,975	91,439
Other Non-interest Expense	81,965	73,404

Total Non-interest Expense	1,985,597	1,569,904

Income (Loss) Before Income Taxes	225,033	(332,230)
Provision for Income Taxes	-	-

Net Income (Loss)	$225,033	$(332,230)

Basic Earnings (Losses) Per Share	$0.03	$(0.04)
Fully Diluted Earnings (Losses) Per Share	$0.03	$(0.04)

Weighted Average Shares Outstanding	8,120,623	8,120,623

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	Three Months Ended
	2012	2011

Net Income (Loss)	$225,033	$(332,230)

Other Comprehensive Loss
Unrealized Losses on Securities Available for Sale Arising During the period	(28,090)	(12,407)

Other comprehensive loss	(28,090)	(12,407)

Comprehensive Income (Loss)	$196,943	$(344,637)

The accompanying notes are an integral part of these consolidated statements.

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012

							Accumulated
	Preferred Stock		Common Stock		Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Stock	Income (Loss)	Total

Balance, December 31, 2011	-	$-	8,121,293	$17,042,517	$(10,543,197)	$(1,005)	$312,306	$6,810,621

Stock Compensation Costs	-	-	-	3,725	-	-	-	3,725
Net Change in Unrealized Losses on Securities Available for Sale	-	-	-	-	-	-	(28,090)	(28,090)
Net Income	-	-	-	-	225,033	-	-	225,033

Balance, March 31, 2012	-	$-	8,121,293	$17,046,242	$(10,318,164)	$(1,005)	$284,216	$7,011,289

The accompanying notes are an integral part of these consolidated statements

FIRST CENTURY BANCORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$225,033	$(332,230)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation	52,100	43,305
Amortization and Accretion	(36,725)	(129,220)
Provision for Loan Losses	-	179,761
Stock Compensation Expense	3,725	5,070
Originations of Mortgages Held for Sale	(68,190,647)	(20,110,042)
Proceeds from Mortgages Held for Sale	72,427,241	30,327,641
Change In
Other Assets	(109,952)	87,159
Other Liabilities	45,113	(176,264)

Net Cash Provided by Operating Activities	4,415,888	9,895,180

Cash Flows from Investing Activities
Purchases of Investment Securities Available for Sale	(2,430,432)	(4,167,644)
Proceeds from Maturities, Calls and Paydowns of Investment Securities Available for Sale	435,005	734,632
Proceeds from Maturities, Calls and Paydowns of Investment Securities Held to Maturity	1,064,215	1,673,910
Net (Purchases) Sales of Other Investments	(7,850)	-
Net Change in Loans	(1,658,578)	1,645,783
Net Purchases of Premises and Equipment	(7,636)	(5,673)

Net Cash Used by Investing Activities	(2,605,276)	(118,992)

Cash Flows from Financing Activities
Net Change in Deposits	2,325,905)	650,804
Repayments of Borrowings	(3,000,000)	-
Proceeds from Borrowings	2,000,000	-

Net Cash Provided by Financing Activities	1,325,905	650,804

Net Increase in Cash and Cash Equivalents	3,136,517	10,426,992

Cash and Cash Equivalents, Beginning	2,147,165	5,961,826

Cash and Cash Equivalents, Ending	$5,283,682	$16,388,818

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$97,022	$159,549
Change in Unrealized Losses on Securities Available for Sale	$28,090	$12,407
Loans Transferred to Other Real Estate Owned	$126,762	$-
Internally Financed Sales of Other Real Estate Owned	$64,802	$-

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to stockholders on Form 10-K. The financial statements as of March 31, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results of a full year’s operations. The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2011 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no significant accounting pronouncements during the first quarter of 2012.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2011, as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3 – STOCK COMPENSATION PLANS

The Company did not grant any options during the quarter ended March 31, 2012.

NOTE 4 – NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding, including warrants and options, are included in diluted earnings per share. No common stock equivalents were considered in 2012 and 2011 as the effects of such would be anti-dilutive to the income (loss) per share calculation.

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

At March 31, 2012, the Company’s investment portfolio primarily consisted of U.S. Government agency securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, corporate debt securities, and municipal securities.

Residential Mortgage-Backed Securities
At March 31, 2012 and December 31, 2011, respectively, our residential mortgage-backed securities portfolio was comprised of $5,186,000 and $5,568,000 fair value of US government agency-backed securities and $2,181,000 and $2,271,000 fair value of non-agency (private issuer) securities. At March 31, 2012 and December 31, 2011, respectively, the agency securities are generally collateralized by 1-4 family, conforming residential mortgages with $4,856,000 and $5,231,000 fixed-rate and $330,000 and $337,000 variable-rate. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balance in excess of the amount qualifying for agency securities) and have fixed–rates of interest.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of March 31, 2012 and December 31, 2011 totaled $1,210,000 and $1,247,000, respectively.

Commercial Mortgage-Backed Securities
The fair value of the non-agency commercial mortgage-backed securities portfolio was $2,978,000 and $4,069,000 at March 31, 2012 and December 31, 2011, respectively, and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on non-agency commercial mortgage-backed securities during 2012. In addition no commercial mortgage-backed securities were below investment grade as of March 31, 2012 or December 31, 2011.

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

Investment securities as of March 31, 2012 and December 31, 2011 are summarized as follows.

	March 31, 2012
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$880,003	$17,130	$(3,586)	$893,547
Mortgage Backed Securities-GNMA	1,532,210	57,352	-	1,589,562
Mortgage Backed Securities-FNMA and FHLMC	3,476,847	120,689	(730)	3,596,806
Private Label Residential Mortgage Backed Securities	2,085,012	95,716	-	2,180,728
Corporate Debt Securities	4,860,319	6,563	(8,918)	4,857,964
	$12,834,391	$297,450	$(13,234)	$13,118,607
Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$2,848,404	$129,579	$(43)	$2,977,940

	December 31, 2011
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of States and Political Subdivisions	$879,586	$22,428	$(10,018)	$891,996
Mortgage Backed Securities-GNMA	1,611,637	47,969	-	1,659,606
Mortgage Backed Securities-FNMA and FHLMC	3,754,443	156,791	(2,509)	3,908,725
Private Label Residential Mortgage Backed Securities	2,171,356	99,628	-	2,270,984
Corporate Debt Securities	2,430,020	15,361	(17,343)	2,428,038
	$10,847,042	$342,177	$(29,870)	$11,159,349
Securities Held to Maturity
Private Label Commercial Mortgage Backed Securities	$3,867,816	$200,953	$-	$4,068,769

Securities with a carrying value of $14,148,492 and $13,173,993 at March 31, 2012, and December 31, 2011, respectively, were pledged to institutions which the Company has available lines of credit outstanding.

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities
Obligations of States and Political Subdivisions	$336,595	$(3,586)	$-	$-	$336,595	$(3,586)
Mortgage Backed Securities
FNMA and FHLMC	-	-	33,373	(730)	33,373	(730)
Private Label Commercial	183,480	(43)	-	-	183,480	(43)
Corporate Debt Securities	2,995,756	(8,918)	-	-	2,995,756	(8,918)

	$3,515,831	$(12,547)	$33,373	$(730)	$3,549,204	$(13,277)

			December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Obligations of States and Political Subdivisions	$328,535	$(10,018)	$-	$-	$328,535	$(10,018)
Mortgage Backed Securities-FNMA and FHLMC	-	-	121,015	(2,509)	121,015	(2,509)
Corporate Debt Securities	1,201,638	(17,343)	-	-	1,201,638	(17,343)

	$1,530,173	$(27,361)	$121,015	$(2,509)	$1,651,188	$(29,870)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis.

At March 31, 2012, 7 of the 21 debt securities available for sale and 1 of 9 debt securities held to maturity contained unrealized losses with an aggregate depreciation of 0.37% from the Company’s amortized cost basis.

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

Obligations of States and Political Subdivisions. The unrealized loss on the one investment in obligations of states and political subdivisions was caused by interest rate increases. The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed Securities - FNMA and FHLMC. The unrealized loss on one investment in mortgage-backed securities was caused by interest rate increases. The Company purchased investments at a discount relative to its face amount, and the contractual cash flows of this investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost bases of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

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

Corporate Debt Securities. The Company’s unrealized loss on investment in five corporate bonds relates to investments in companies within the financial services sector. The unrealized losses are primarily caused by interest rate increases. The contractual terms of these investments do not permit the Company to settle the securities at a price less than the par value of the investments. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Other investments on the consolidated balance sheets at March 31, 2012 and December 31, 2011 include restricted equity securities consisting of Federal Reserve Bank stock of $199,750 and $191,900, respectively, and Federal Home Loan Bank stock of $470,300 and $470,300, respectively. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Bank does not exercise significant influence.

The amortized cost, estimated fair value, and weighted average yield of investment securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of States and Political Subdivisions
1 to 5 Years	$880,003	$893,547	5.96%	$-	$-	-
Mortgage Backed Securities
Less than 1 Year	119,874	121,277	3.91%	86,431	87,880	10.35%
1 to 5 Years	5,646,753	5,842,838	3.27%	2,504,191	2,595,590	10.20%
5 to 10 Years	1,200,373	1,271,796	6.48%	257,782	294,470	9.58%
Over 10 Years	127,069	131,185	1.73%	-	-	-
Corporate Debt Securities
1 to 5 Years	1,873,018	1,873,182	3.59%	-
5 to 10 Years	557,481	557,250	2.31%	-
Over 10 Years	2,429,820	2,427,532	6.43%	-	-	-
	$12,834,391	$13,118,607	4.35%	$2,848,404	$2,977,940	10.15%

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans as of March 31, 2012 and December 31, 2011 are:

	March 31, 2012	December 31, 2011

Commercial and Financial	$3,466,117	$3,090,252

Commercial Real Estate -Owner Occupied	6,897,310	7,122,660
Commercial Real Estate -Other	932,339	507,665
Total Commercial Real Estate	7,829,649	7,630,325

1-4 Family Residential Construction	1,731,531	87,273
Other Construction, land development, and other land loans	2,434,513	3,222,938
Total Construction and Land	4,166,044	3,310,211

Farmland	688,909	709,453
Residential Real Estate	12,106,726	11,777,960
Multifamily Real Estate	225,488	227,840
All Other Real Estate	13,021,123	12,715,253

Consumer	260,396	397,585

Total Loans	28,743,329	27,143,626
Unamortized costs	856	3,819

Total Loans plus unamortized costs	$28,744,185	$27,147,445

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

Included in the Bank’s loans are $7,891,101 and $5,558,806 of interest only loans at March 31, 2012 and December 31, 2011. These loans present greater risk to the Company, especially considering the decline in the real estate markets in and around the Metro Atlanta area.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of March 31, 2012 and December 31, 2011.

March 31, 2012	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total

Commercial and Financial	$3,441,421	$24,696	$-	$24,696	$-	$3,466,117
Commercial Real Estate -Owner Occupied	5,546,085	1,351,225	-	1,351,225	-	6,897,310
Commercial Real Estate -Other	826,800	105,539	-	105,539	-	932,339
Total Commercial Real Estate	6,372,885	1,456,764	-	1,456,764	-	7,829,649

1-4 Family Residential Construction	1,731,531	-	-	-	-	1,731,531
Other Construction, land development, and other land loans	2,110,347	-	-	-	324,166	2,434,513
Total Construction and Land	3,841,878	-	-	-	324,166	4,166,044

Farmland	294,849	-	-	-	394,060	688,909
Residential Real Estate	10,948,151	974,564	-	974,564	184,011	12,106,726
Mulitfamily Real Estate	225,488	-	-	-	-	225,488
All Other Real Estate	11,468,488	974,564	-	974,564	578,071	13,021,123

Consumer	252,647	7,749	-	7,749	-	260,396

Total Loans	$25,377,319	$2,463,773	$-	$2,463,773	$902,237	28,743,329

December 31, 2011	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total

Commercial and Financial	$3,081,860	$-	$-	$-	$8,392	$3,090,252
Commercial Real Estate -Owner Occupied	6,524,682	-	597,978	597,978	-	7,122,660
Commercial Real Estate -Other	379,770	127,895	-	127,895	-	507,665
Total Commercial Real Estate	6,904,452	127,895	597,978	725,873	-	7,630,325

1-4 Family Residential Construction	87,273	-	-	-	-	87,273
Other Construction, land development, and other land loans	2,898,772	18,166	-	18,166	306,000	3,222,938
Total Construction and Land	2,986,045	18,166	-	18,166	306,000	3,310,211

Farmland	250,058	65,335	-	65,335	394,060	709,453
Residential Real Estate	10,338,350	724,959	-	724,959	714,651	11,777,960
Mulitfamily Real Estate	227,840	-	-	-	-	227,840
All Other Real Estate	10,816,248	790,294	-	790,294	1,108,711	12,715,253

Consumer	384,280	13,305	-	13,305	-	397,585

Total Loans	$24,172,885	$949,660	$597,978	$1,547,638	$1,423,103	$27,143,626

Interest income on nonaccrual loans outstanding at March 31, 2012 and December 31, 2011 that would have been recorded if the loans had been current and performed in accordance with their original terms was $62,655 and $20,337 for the three months ended March 31, 2012 and 2011, and $50,965 for the year ended December 31, 2011.

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

The following is a summary of the loan portfolio credit exposure by risk grade as of March 31, 2012 and December 31, 2011.

March 31, 2012	Pass	Special Mention	Substandard	Total
Commercial and Financial	$3,466,117	$-	$-	$3,466,117
Commercial Real Estate -Owner Occupied	6,198,680	-	698,630	6,897,310
Commercial Real Estate -Other	105,539	59,973	766,827	932,339
Total Commercial Real Estate	6304,219	59,973	1,465,457	7,829,649
1-4 Family Residential Construction	1,731,531	-	-	1,731,531
Other Construction, land development, and other land loans	1,359,603	1,074,910	-	2,434,513
Total Construction and Land	3,091,134	1,074,910	-	4,166,044
Farmland	294,849	-	394,060	688,909
Residential Real Estate	10,048,364	1,566,692	491,670	12,106,726
Multifamily Real Estate	225,488	-	-	225,488
All Other Real Estate	10,568,701	1,566,692	885,730	13,021,123
Consumer	194,203	-	66,193	260,396
Total Loans	$23,624,374	$2,701,575	$2,417,380	$28,743,329

December 31, 2011	Pass	Special Mention	Substandard	Total
Commercial and Financial	$3,090,252	$-	$-	$3,090,252
Commercial Real Estate -Owner Occupied	6,726,657	-	396,003	7,122,660
Commercial Real Estate -Other	447,136	60,529	-	507,665
Total Commercial Real Estate	7,173,793	60,529	396,003	7,630,325

1-4 Family Residential Construction	87,273	-	-	87,273
Other Construction, land development, and other land loans	1,207,312	940,427	1,075,200	3,222,938
Total Construction and Land	1,294,585	940,427	1,075,200	3,310,211
Farmland	315,393	-	394,060	709,453
Residential Real Estate	9,927,401	1,230,747	619,812	11,777,960
Multifamily Real Estate	227,840	-	-	227,840
All Other Real Estate	10,470,633	1,230,747	1,013,872	12,715,253
Consumer	330,678	-	66,907	397,585
Total Loans	$22,359,941	$2,231,703	$2,551,982	$27,143,625

The following tables detail the changes in the allowance for loan losses by loan segment for the periods ended March 31, 2012 and 2011, and the year ended December 31, 2011.

	As Of and For The Three Months Ended March 31, 2012
	Commercial and Financial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$68,488	$19,754	$91,437	$265,946	$15,830	$-	$461,455
Charge-offs	(8,392)	-	-	-	-	-	(8,392)
Recoveries	100	-	-	6,499	1,915	-	8,514
Provision	(34,347)	14,428	(5,690)	(10,795)	(5,921)	42,325	-

Ending balance	$25,849	$34,182	$85,747	$261,650	$11,824	$42,325	$461,577

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$25,849	$34,182	$85,747	$261,650	$11,824	$42,325	$461,577

Loans:
Ending balance	$3,466,117	$7,829,649	$4,166,044	$13,021,123	$260,396	$-	$28,743,329

Ending balance: individually evaluated for impairment	$-	$-	$306,000	$885,730	$-	$-	$1,191,730

Ending balance: collectively evaluated for impairment	$3,466,117	$7,829,649	$3,860,044	$12,135,393	$260,396	$-	$27,551,599

	As Of and For The Three Months Ended March 31, 2011
	Commercial and Financial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039
Charge-offs	-	-	-	(192,604)	-	(192,604)
Recoveries	-	-	-	-	4,218	4,218
Provision	(4,653)	(263)	(47,083)	(241,760)	(10,000)	179,761

Ending balance	$40,803	$16,780	$144,572	$245,916	$21,343	$469,414

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$40,803	$16,780	$144,572	$245,916	$21,343	$469,414

Loans:
Ending balance	$2,638,181	$10,333,357	$4,307,726	$11,998,857	$767,791	$30,045,912

Ending balance: individually evaluated for impairment	$-	$-	$404,250	$1,025,485	$-	$1,429,735

Ending balance: collectively evaluated for impairment	$2,638,181	$10,333,357	$3,903,476	$10,973,372	$767,791	$28,616,177

	As Of and For The Year Ended December 31, 2011
	Commercial and Financial	Commercial Real Estate	Construction and Land	All Other Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$45,456	$17,043	$191,655	$196,760	$27,125	$478,039
Charge-offs	-	-	(8,000)	(231,808)	(30,436)	(270,244)
Recoveries	-	-	-	24,953	17,118	42,071
Provision	23,032	2,711	(92,218)	276,041	2,023	211,589

Ending balance	$68,488	$19,754	$91,437	$265,946	$15,830	$461,455

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$68,488	$19,754	$91,437	$265,946	$15,830	$461,455

Loans:
Ending balance	$3,090,252	$7,630,325	$3,310,211	$12,715,253	$397,585	$27,143,626

Ending balance: individually evaluated for impairment	$-	$-	$306,000	$1,013,872	$-	$1,319,872

Ending balance: collectively evaluated for impairment	$3,090,252	$7,630,325	$3,004,211	$11,701,381	$397,585	$25,823,754

The following is a summary of information pertaining to impaired loans.

Impaired Loans for the Three Month Periods Ended March 31, 2012 and 2011, and the Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income recognized
March 31, 2012

With no related allowance recorded:
Other Construction, land development, and other land loans	$306,000	$427,000	$-	$306,000	$-
Farmland	394,060	525,000	-	394,060	-
Residential Real Estate	491,670	529,976	-	619,812	$9,718
Total	$1,191,730	$1,481,976	$-	$1,319,872	$9,718

March 31, 2011

With no related allowance recorded:
Other Construction, land development, and other land loans	$404,250	$518,789	$-	$404,250	$-
Farmland	394,060	525,000	-	394,060	-
Residential Real Estate	631,425	797,980	-	631,425	-
Total	$1,429,735	$1,841,769	$-	$1,429,735	$-

December 31, 2011

With no related allowance recorded:
Other Construction, land development, and other land loans	$306,000	$427,000	$-	$356,458	$-
Farmland	394,060	525,000	-	394,060	-
Residential Real Estate	619,812	658,118	-	607,772	28,024
Total	$1,319,872	$1,610,118	$-	$1,358,290	$28,024

Included in impaired loans at March 31, 2012 and December 31, 2011 is $1,191,730 and $1,319,872, respectively, of impaired loans (which consist entirely of collateral dependent loans) for which there is no related allowance for loan losses determined in accordance with provisions included in sections 35 and 55 of ASC 310-10, Accounting by Creditors for Impairment of a Loan. The allowance on these loans is zero because estimated losses on these collateral dependent impaired loans have already been charged-off to the allowance for loan losses totaling $290,246 at March 31, 2012 and December 31, 2011.

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

At March 31, 2012 and December 31, 2011 one loan was modified in troubled debt restructuring and impaired with a balance of $402,498 and $403,750, respectively. In addition, this loan was performing in accordance with the modified terms for the periods ended March 31, 2012 and December 31, 2011.

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment.

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
As of March 31, 2012
Residential real estate	1	$449,595	$449,595

As of December 31, 2011
Residential real estate	1	$449,595	$449,595

No trouble debt restructurings have subsequently defaulted for the period ended March 31, 2012 and year ended December 31, 2011.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100 percent of the deferred tax assets as of March 31, 2012 and December 31, 2011 has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carry-forwards. If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

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

The Bank’s actual ratios as of March 31, 2012 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital to
Risk-Weighted Assets	$7,059	15.19%	$3,718	8.00%	$4,648	10.00%
Tier I Capital to
Risk-Weighted Assets	6,597	14.19	1,859	4.00	2,789	6.00
Tier I Capital to
Average Assets	6,597	9.56	2,761	4.00	3,451	5.00

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

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31 2012 and December 31, 2011 are presented hereafter:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in Thousands)
Assets
Cash and Short-Term Investments	$5,284	$5,284	$2,147	$2,147
Investment Securities Available for Sale	13,119	13,119	11,159	11,159
Investment Securities Held to Maturity	2,848	2,978	3,868	4,069
Other Investments	670	670	662	662
Loans, Net	28,283	28,596	26,686	26,855
Loans Held for Sale	15,893	15,893	20,129	20,129
Accrued Interest Receivable	263	263	185	185

Liabilities
Deposits	58,883	58,975	56,557	56,582
Borrowings	4,000	4,043	5,000	5,047
Accrued Interest Payable	336	336	307	307

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2012 and December 31, 2011

Valuation Techniques

Generally, for all debt securities, fair value is determined by reference to quoted market prices and other relevant information generated by market transactions. For certain debt securities, fair value is estimated as the present value of expected future cash inflows, taking into account (1) the type of security, its terms, and any underlying collateral, (2) the seniority level of the debt security, and (3) quotes received from brokers and pricing services. In applying the valuation model, significant inputs include the probability of default for debt securities, the estimated prepayment rate, and the projected yield based on estimated future market rates for similar securities.

		Fair Value Measurements at March 31, 2012 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$13,118,607	$-	$13,118,607	$-
Loans Held for Sale	$15,892,792	$-	$15,892,792	$-

		Fair Value Measurements at December 31, 2011 Using
	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$11,159,349	$-	$11,159,349	$-
Loans Held for Sale	$20,129,386	$-	$20,129,386	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances. For the periods ended March 31, 2012 and 2011, there were no transfers between Level 1 and Level 2.

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at December 31, 2011, for which a nonrecurring change in fair value has been recorded:

No nonrecurring change in fair value has been recorded on impaired loans or OREO during the three month period ended March 31, 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of December 31, 2011

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total Gains (Losses)

Impaired Loans	$-	$-	$561,550	$(32,191)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis is intended to assist you in understanding our financial condition and results of operations. You should read this commentary in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as with an understanding of our short operating history.

Discussion of Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “should,” “projects,” “plans,” “goal,” “targets,” “potential,” “estimates,” “pro forma,” “seeks,” “intends,” or “anticipates” or the negative thereof or comparable terminology. We caution our stockholders and other readers not to place undue reliance on such statements. Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following:
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

Unless the context indicates otherwise, all references to “FCB,” “First Century,” “the Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to First Century Bancorp. and our wholly-owned bank subsidiary, First Century Bank, National Association.

General

First Century Bancorp. (the “Company”) was incorporated in 2000 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956, and the bank holding company laws of Georgia. We have one bank subsidiary, First Century Bank, National Association (the “Bank”), which opened for business on March 25, 2002. The Bank is also subject to various federal banking laws and regulations.

The following discussion describes our results of operations for the three months ended March 31, 2012 as compared to the same period in 2011 and also analyzes our financial condition at March 31, 2012 as compared to December 31, 2011. Like most community banks, we derive a significant portion of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than four years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Credit quality has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Like many financial institutions across the United States, our operations have been affected by this environment. Management is of the opinion that the economy is still weak, albeit improving. The operations of the company are benefiting from record low mortgage rates due mortgage refinance activity and lower funding cost associated with interest bearing deposit accounts.

Recent Developments

On April 27, 2012, we filed a Form 15 with the SEC pursuant to Section 12(g)(4) of the Exchange Act, as amended by the Jumpstart Our Business Startups Act, to effect the deregistration of the Company’s common stock. Under the Exchange Act, the deregistration will be effective 90 days after our filing of the Form 15. Once the deregistration is effective, we will no longer be required to file quarterly or annual reports, proxy statements or current reports with the SEC.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2011, as included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Results from operations was net income of $225,033 for the three months ended March 31, 2012, compared to net loss of $332,230 for the same three month period in 2011. Our operational results depend to a large degree on three factors: our net interest income, our provision for loan losses, and our non-interest income and expenses. Non-interest income, primarily composed of mortgage banking income, was approximately 71% of our total revenues (net interest income plus non-interest income) for the three month period ended March 31, 2012, compared to 57% of our total revenues for the same period in 2011.

Earnings were positively impacted by an increase in mortgage production volume during the second half of 2011 and into 2012. Factors contributing to the increase in volume include low mortgage lending rates and improved lead generation. Management has continued to diversify its production sources to mitigate fluctuations in production in the future. Implementation of these additional production sources will continue throughout 2012. Production will continue to be affected by rates in addition to the implementation of these new production sources. Additionally, performance in 2011 and the first quarter of 2012 was impacted by the Company’s portfolio of commercial mortgage-backed securities paying down as anticipated, reducing the contribution from the investment portfolio.

Net Interest Income

Net interest income is the difference between the interest income received on earning assets (such as loans, investment securities, and interest bearing deposits) and the interest expense on deposit liabilities and borrowings. For the three months ended March 31, 2012 and 2011, net interest income totaled $649,000 and $614,000, respectively.

Interest income from loans, including fees, was $559,000 and $498,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $61,000, largely due to an increase in loan volume. Average loan balances outstanding for the three months ended March 31, 2012 increased approximately $4.1 million as compared to the same period in 2011 due to increased mortgage production and new loans. The loan yield decreased to 5.89% for the three months ended March 31, 2012 from 5.93% for the same period in 2011. Interest income from investment securities was $210,000 and $326,000 for the three months ended March 31, 2012 and 2011, respectively, which represented a lower yield of 5.55% in 2012, compared to the 7.17% yield earned in 2011. Management redirected cash resources to higher yielding investment securities in late 2008 and early 2009 taking advantage of market dislocations that occurred during that time period. These investments had an average life of approximately two years and are paying down as expected resulting in less interest income.

Interest expense totaled $125,000 for the three months ended March 31, 2012, compared to $218,000 for the comparable period in 2011. The rate on interest-bearing liabilities was 1.02% for the three months ended March 31 2012, compared to 1.45% for the comparable period in 2011. The net interest margin realized on earning assets and the interest rate spread were 4.14% and 3.92%, respectively, for the three months ended March 31, 2012, compared to 3.68% and 3.52%, respectively, for the comparable period in 2011.

The Bank has successfully reduced its cost of funds by continuing to grow core transactional account balances while reducing dependence on higher cost term deposits. Due to the funding needs related to mortgage operations, the Bank continues to use short-term wholesale funding sources to augment funding levels on an as needed basis. The Bank is focused on growing core relationship based deposits to fund core lending opportunities. This strategy has allowed the Bank to lower the cost of funds by 0.43% for the three months ended March 31, 2012 compared to the same period in 2011.

Average Balances and Interest Rates

The table below details the average balances outstanding for each category of interest earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	(Amounts presented in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Loans (including loans held for sale and loan fees)	$38,180	$559	5.89%	$34,089	$498	5.93%
Investment securities and other investments	15,225	210	5.55%	18,402	326	7.17%
Interest bearing deposits	9,585	5	0.23%	15,257	8	0.22%
Total interest earning assets	62,990	774	4.94%	67,748	832	4.98%

Other non-interest earnings assets	6,033			5,210

Total assets	$69,023			$72,958

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$4,716	$4	0.39%	$7,351	$18	0.98%
Savings and money market	15,314	21	0.54%	17,997	59	1.32%
Time	27,075	87	1.30%	33,536	129	1.56%
Borrowings	2,181	13	2.36%	2,000	12	2.53%
Total interest-bearing liabilities	49,286	125	1.02%	60,884	218	1.45%
Other non-interest bearing liabilities	13,099			5,692
Stockholders’ equity	6,638			6,382

Total liabilities and stockholders’ equity	$69,023			$72,958

Excess of interest-earning assets over interest-bearing liabilities	$13,704			$6,864

Ratio of interest-earning assets to interest-bearing liabilities	128%			111%

Net interest income		$649			$614

Net interest spread			3.92%			3.53%

Net interest margin			4.14%			3.68%

           Non-accrual loans are excluded from average loan balances and totaled $1,326,000 and $1,378,000 for the three months ended March 31, 2012 and 2011, respectively.

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

For the three months ended March 31, 2012, non-interest income was $1,562,000, compared to $803,000 for the comparable period in 2011, an increase of $759,000, or 94%. The increase in non-interest income was primarily due to an increase in mortgage banking income, due to increased production in the mortgage divisions. The fees earned are related to the origination of mortgage loans that are sold within 30 days, which investors have committed to purchase before they are funded. The Bank funded $68.2 million in mortgage loans during the first quarter of 2012, an increase of $47.7 million, or 232%, from the same period a year ago.

Total non-interest expense for the three months ended March 31, 2012 was $1,986,000, compared to $1,570,000 for the three months ended March 31, 2011, an increase of $416,000, or 26%.

Salaries and benefits, the largest component of non-interest expense, were $1,044,000 for the three months ended March 31, 2012, as compared to $818,000 for the three months ended March 31, 2011, an increase of $226,000, or 28%.  The increase in salaries and benefits is primarily attributable to the increase in variable pay based on mortgage production volume.

Total occupancy and equipment expenses for the three months ended March 31, 2012 were $100,000, compared to $104,000 for the three months ended March 31, 2011, a decrease of $4,000, or 4%. The decrease in expense is primarily attributable to the closure of two loan production offices in the first half of 2011.

Professional fees for the three months ended March 31, 2012 were $89,000, compared to $85,000 for the three months ended March 31, 2011, an increase of $4,000, or 5%. Legal fees increased $4,000 during the first quarter of 2012 as compared to the same period in 2011.

Advertising and marketing expenses for the three months ended March 31, 2012, were $142,000 compared to $83,000 for the three months ended March 31, 2011, an increase of $59,000, or 70%. This increase in advertising and marketing expenses during the first quarter of 2012 resulted in a 437% increase in closed loan volume through the Companies’ call center platform which includes the Century Point mortgage division. Key elements of Century Point’s web-based demand generation program include advertising on mortgage rate websites, paid search advertising, search engine optimizations and utilization of social media tools. As the mortgage divisions are evolving and maturing, the advertising and marketing budget is being analyzed and directed to the most successful techniques.

Data processing expense for the three months ended March 31, 2012, was $269,000, compared to $231,000 for the three months ended March 31, 2011, an increase of $38,000, or 17%. Fees for core data processing were $70,000 and $51,000 for the three months ended March 31, 2012 and 2011, respectively. Fees paid for management and advisory services under a master services agreement with First Covenant Bank were $160,000 and $149,000 for the three month periods ended March 31, 2012 and 2011, respectively. The fees for core processing have a base component which is adjusted quarterly based on asset size and a variable component based on transactional activity. Management and advisory services are adjusted quarterly based on asset size and additional contracted services.

Insurance, taxes, and regulatory assessment expenses totaled $66,000 for the three months ended March 31, 2012 compared to $83,000 for the three months ended March 31, 2011, a decrease of $17,000, or 20%. Our FDIC assessment decreased $22,000 due to the new assessment calculation and rates effective as of the second quarter of 2011, and our business occupation tax increased $2,000 over the same period in 2011.

Lending related expenses were $193,000 for the three months ended March 31, 2012, compared to $91,000 for the three months ended March 31, 2011, an increase of $102,000, or 111%. The increase is primarily related to the increased volume of appraisals and other loan origination expenses generated by the mortgage divisions. As production varies, so do these types of variable expenses.

Other non-interest expenses were $82,000 for the three months ended March 31, 2012, compared to $73,000 for the three months ended March 31, 2011, an increase of $9,000, or 12%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and non-interest sensitive assets and liabilities. One method to measure interest rate sensitivity is through a repricing gap. The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame. Gap analysis is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates. In general, if the Bank is liability sensitive, more of its interest sensitive liabilities are expected to reprice within twelve months than its interest sensitive assets over the same period. In a rising interest rate environment, liabilities repricing more quickly is expected to decrease net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since liabilities would theoretically be repricing at lower interest rates more quickly than interest sensitive assets. Although it can be used as a general predictor, gap analysis as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2012, the Bank, as measured by such gap analysis, is in a liability sensitive position within one year.

We also measure the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk. For short-term interest rate risk, the Bank’s model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income. The model includes interest rate simulations to test the impact of rising and falling interest rates on projected earnings. This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends. Our most recent data shows that the Bank’s net interest income would decrease $31,000 on an annual basis if rates increased 100 basis points, and would decrease $52,000 on an annual basis if rates decreased 100 basis points. Certain shortcomings are inherent in the method of analysis presented in the foregoing paragraphs. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above. In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operations that management believes is necessary to maintain the allowance for loan losses at an appropriate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance. No provision was charged to expense for the three months ended March 31, 2012, compared to the $180,000 that was charged against earnings in the comparable period in 2011. The allowance for loan losses was $461,577, or 1.61%, of gross loans at March 31, 2012, compared to $461,455, or 1.70%, of gross loans at December 31, 2011.

The allocation of the allowance for loan losses by loan category at the date indicated is presented below:

	March 31, 2012		December 31, 2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$25,849	6%	$68,488	15%
Commercial Real Estate	34,182	7%	19,754	4%
Construction and Land	85,747	18%	91,437	20%
All Other Real Estate	261,650	57%	265,946	58%
Consumer	11,824	3%	15,830	3%
Unallocated	42,325	9%	-	-
	$461,577	100%	$461,455	100%

           The following table presents a summary of changes in the allowance for loan losses for the three month periods ended March 31, 2012 and 2011 (dollar amounts are presented in thousands):

	Three Months Ended
	March 31,
	2012	2011

Balance beginning of period	$461	$478
Provision for loan losses	-	180
Loan Charge-Offs:
Commercial	(8)	-
All Other Real Estate	-	(193)
Total Charge-offs	(8)	(193)

Loan Recoveries:
All Other Real Estate	7	-
Consumer	2	4
Total Recoveries	9	4
Net (Charge-offs) Recoveries	1	(189)

Balance end of period	$462	$469

Total loans at end of period	$28,744	$30,062

Average loans outstanding	$26,527	$31,414
As a percentage of average loans:
Net loans (charged-off) recovered	-%	(0.60)%
Provision for loan losses	-%	0.57%
Allowance for loan losses as a percentage of:
Gross loans	1.61%	1.56%

The allowance consists of general, specific, and unallocated reserves. The general reserve applies to groups of loans with similar risk characteristics and is based on historical loss experience, adjusted for environmental and qualitative factors. The specific reserves relate to individual loans that are identified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The need for specific reserves is evaluated on impaired loans greater than $100,000. The specific reserves are determined on an individual loan basis based on management’s evaluation of the circumstances and the value of any underlying collateral. All impaired loans less than $100,000 are evaluated for specific impairment in aggregate. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans that have been identified as impaired are excluded from the calculation of general reserves. Specific reserves are charged off when losses are confirmed.

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

Credit Quality

Loans are assigned a risk rating on a three point scale. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the expected loss percentage factors that correspond to each risk rating.

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

The following is a summary of risk elements in the balance sheets at March 31, 2012 and at December 31, 2011:

	March 31, 2012	December 31, 2011

Loans on Nonaccrual	$902,237	$1,423,103
Loans Past Due 90 Days and Still Accruing	-	597,978
Other Real Estate Owned and Repossessions	809,198	747,238

Total Nonperforming Assets	$1,711,435	$2,768,319

Total Nonperforming Assets as a Percentage of Total Assets	2.42%	4.00%

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

Financial Condition

Total assets increased $1,571,000, or 2%, from $69,289,000 at December 31, 2011 to $70,860,000 at March 31, 2012. Total investment securities increased $940,000, or 6%, from $15,027,000 at December 31, 2011 to $15,967,000 at March 31, 2012. Loans held for sale decreased $4,236,000, or 21% from $20,129,000 at December 31, 2011 to $15,893,000 at March 31, 2012. Gross loans increased by $1,597,000, or 6%, from December 31, 2011 to March 31, 2012. Total deposits increased by $2,326,000, or 4%, from December 31, 2011 to March 31, 2012. Total stockholders’ equity increased $200,000 from $6,811,000 at December 31, 2011 to $7,011,000 at March 31, 2012.

Loans

Gross loans totaled $28,744, 000 at March 31, 2012, an increase of $1,597,000, or 6%, from $27,147,000 at December 31, 2011 due to new loan volume. Balances within the major loans receivable categories as of March 31, 2012 and December 31, 2011 are as follows (dollar amounts are presented in thousands).

	March 31, 2012		December 31, 2011
Commercial and Financial	$3,466	12%	$3,090	11%
Commercial Real Estate	7,830	27%	7,630	28%
Construction and Land	4,166	15%	3,310	12%
All Other Real Estate	13,021	45%	12,715	48%
Consumer	260	1%	398	1%
Unamortized costs	1	-	4	-
Total	$28,744	100%	$27,147	100%

Deposits

Total deposits totaled approximately $58,883,000 as of March 31, 2012, an increase of $2,326,000, or 4%, from $56,557,000 at December 31, 2011. In an effort to reduce our cost of funds, we are reducing our reliance on higher cost time deposits as we continue to grow lower cost core transactional based deposits. Balances and average rates for the major deposit as of March 31, 2012 and December 31, 2011 are as follows (dollar amounts are presented in thousands):

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$14,415	N/A	$5,134	N/A
Interest-bearing demand deposits	6,486	0.39%	5,021	0.73%
MMDA and Savings deposits	15,947	0.54%	13,902	0.99%
Time deposits less than $100,000	10,722	1.69%	10,667	1.76%
Time deposits $100,000 and over	11,313	1.04%	21,833	1.22%

	$58,883		$56,557

Capital Resources

Total stockholders’ equity was $7,011,000 at March 31, 2012 compared to $6,811,000 at December 31, 2011.

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

Banks and bank holding companies are also required to maintain a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank’s risk-based capital ratios at March 31, 2012:

Tier 1 Capital (to risk-weighted assets)	14.19%
Total Capital (to risk-weighted assets)	15.19%
Tier 1 Capital (to total average assets)	9.56%

The Bank was considered “well capitalized” at March 31, 2012.

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

As of March 31, 2012 the Bank has $5,283,682 in cash and cash equivalents as well as $13,118,607 in investment securities available-for-sale to fund its operations and loan growth. The Bank also maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a correspondent bank for short-term unsecured advances of up to $1,000,000. At March 31, 2012 there were no advances on these lines. The Bank has borrowing capacity through its membership in the Federal Home Loan Bank of Atlanta (the “FHLB”) subject to the availability of investment securities to pledge as collateral. At March 31, 2012, and 2011, the Bank had one advance from the FHLB in the amount of $2,000,000, which bears interest at a fixed rate of 2.497% and matures on May 1, 2013. The Bank also had a daily rate advance from the FHLB in the amount of $2,000,000 outstanding at March 31, 2012. The Bank has primary borrowing capacity through the Federal Reserve Bank discount window program subject to the availability of loans and investment securities to pledge as collateral. As of March 31, 2012, the Bank had no advances outstanding under the Federal Reserve Bank discount window program.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2012:

Commitments to extend credit	$4,128,157
Stand-by letters of credit	$550,000

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1               Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2               Rule 13a-14(a) Certification of the Principal Financial Officer.

32                  Section 1350 Certifications.

101.INS    XBRL Instance Document.

101.SCH       XBRL Taxonomy Extension Schema Document.

101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF        XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB       XBRL Taxonomy Extension Label Linkbase Document.

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	By:	/s/ William R. Blanton
William R. Blanton
Principal Executive Officer

Date: May 14, 2012	By:	/s/ Denise Smyth
Denise Smyth
Principal Financial and Accounting Officer

FIRST CENTURY BANCORP.

EXHIBIT INDEX

Exhibit
Number                                Description

31.1               Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2               Rule 13a-14(a) Certification of the Principal Financial Officer.

32                  Section 1350 Certifications.

101.INS         XBRL Instance Document.

101.SCH       XBRL Taxonomy Extension Schema Document.

101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF        XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB       XBRL Taxonomy Extension Label Linkbase Document.

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document.